Form 10-Q
period 1997-12-31
CRUSADER HOLDING CORP
filed 1998-03-25
CIK 1050992

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           -------------------------

                                   Form 10-Q

        (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                                      OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

               Commission file number 23663
                                      -----

                         CRUSADER HOLDING CORPORATION
                         ----------------------------
            (Exact name of registrant as specified in its charter)

          Pennsylvania                                     23-2562545
          ------------                                     ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                   1230 Walnut Street, Philadelphia, PA 19107
                   ------------------------------------------
                    (Address of principal executive offices)
                                  (Zip Code)

                                (215) 893-1500
                                --------------
             (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed since last report)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, par value $0.01 per share, 3,650,000 shares of outstanding as of March 17, 1998

                         Crusader Holding Corporation

                           Index to Form 10-Q Report



PART I. FINANCIAL INFORMATION                                                                         Page


Item 1. Financial Statements


        Consolidated Balance Sheets as of December 31, 1997 and June 30, 1997.............................3

        Consolidated Statements of Operations for the three months ended and six months ended December 31, 1997 and 1996.......................................................4

        Consolidated Statement of Shareholders' Equity as of December 31, 1997............................5

        Consolidated Statements of Cash Flows for the six months
        ended December 31, 1997 and 1996..................................................................6

        Notes to Consolidated Financial Statements........................................................7

        Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...............................................................9

        Item 3. Quantitative and Qualitative Disclosures about Market Risk...............................12

PART II. OTHER INFORMATION


        Item 1. Legal Proceedings.........................................................................14

        Item 2. Changes in Securities and Use of Proceeds.................................................14

        Item 3. Defaults Upon Senior Securities...........................................................14

        Item 4. Submission of Matters to a Vote of Security Holders.......................................14

        Item 5. Other Information ........................................................................15

        Item 6. Exhibits and Reports on Form 8-K..........................................................15

Item 1.  Financial Statements

Crusader Holding Corporation and Subsidiary
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                 December 31,         June 30,
                                                                    1997                1997
                                                                    ----                ----
                                                                 (UNAUDITED)
ASSETS
  Cash and cash equivalents                                    $   9,121,000      $     325,000
  Loans held for sale (estimated market value
      of $29,656,000 and $6,338,000 at December 31, 1997
      and June 30, 1997, respectively)                            29,616,000          6,244,000
  Investment securities available-for-sale                         2,968,000          6,299,000
  Mortgage-backed securities available-for-sale                   15,729,000         16,044,000
  Loans receivable, net                                          100,407,000         85,992,000
  Accrued interest receivable                                        984,000            815,000
  Other real estate owned                                            111,000               --
  Premises and equipment, net                                        951,000            880,000
  Other assets                                                     1,441,000            494,000
                                                               -------------      -------------
               Total Assets                                    $ 161,328,000      $ 117,093,000
                                                               =============      =============

LIABILITIES

  Deposits                                                     $ 140,657,000      $  95,906,000
  Advances from Federal Home Loan Bank                                  --            8,950,000
  Securities sold under agreements to repurchase                  10,780,000          5,780,000
  Shareholders' notes                                              3,238,000          2,990,000
  Other liabilities                                                  926,000            503,000
                                                               -------------      -------------
               Total Liabilities                                 155,601,000        114,129,000

MINORITY INTEREST                                                     46,000             69,000

SHAREHOLDERS' EQUITY
  Preferred stock - authorized, 5,000,000 shares of
      $0.01 par value; none outstanding                                 --                 --
  Common stock - authorized, 20,000,000 shares of
      $0.01 par value; 2,500,000 and 2,170,000
      shares issued and outstanding at December 31,
      1997 and June 30, 1997 respectively                             25,000             10,850
  Additional paid in capital                                       3,206,000          2,065,900
  Retained earnings                                                2,444,000            864,250
  Net unrealized gains (losses) on securities
      available-for-sale                                               6,000            (46,000)
                                                               -------------      -------------
                      Total Shareholders' Equity                   5,681,000          2,895,000
                                                               -------------      -------------
               Total Liabilities and Shareholders' Equity      $ 161,328,000      $ 117,093,000
                                                               =============      =============

See accompanying notes to consolidated financial statements

Crusader Holding Corporation and Subsidiary
Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                           Three months                       Six months
                                                          ended December 31,              ended December 31,
                                                         1997            1996            1997            1996
                                                         ----            ----            ----            ----
INTEREST INCOME
  Loans, including fees                              $3,156,000      $1,496,000      $5,571,000      $2,760,000
  Investment and mortgage-backed securities             367,000         369,000         770,000         771,000
                                                     ----------      ----------      ----------      ----------
                    Total interest income             3,523,000       1,865,000       6,341,000       3,531,000
                                                     ----------      ----------      ----------      ----------

INTEREST EXPENSE
  Deposits                                            1,738,000         908,000       3,211,000       1,747,000
  Borrowed funds                                        400,000         265,000         640,000         499,000
  Shareholder notes                                      52,000          37,000          90,000          75,000
                                                     ----------      ----------      ----------      ----------
                    Total interest expense            2,190,000       1,210,000       3,941,000       2,321,000
                                                     ----------      ----------      ----------      ----------

NET INTEREST INCOME                                   1,333,000         655,000       2,400,000       1,210,000
PROVISION FOR LOAN LOSSES (Note.3)                      170,000          10,000         185,000          21,000
                                                     ----------      ----------      ----------      ----------
NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                   1,163,000         645,000       2,215,000       1,189,000

NON-INTEREST INCOME
  Service charges on deposit accounts and
     other fees                                          43,000          26,000          89,000          45,000
  Conforming mortgage banking revenues                   91,000         117,000         199,000         193,000
  Non-interest income from Crusader
     Mortgage Corporation                             1,311,000         290,000       2,144,000         467,000
  Other                                                  15,000          12,000          29,000          48,000
                                                     ----------      ----------      ----------      ----------
                    Total non-interest income         1,460,000         445,000       2,461,000         753,000

NON-INTEREST EXPENSES
  Employee compensation and benefits                    204,000         205,000         438,000         405,000
  Data processing                                        27,000          27,000          53,000          45,000
  Federal insurance premiums                             15,000          34,000          28,000         361,000
  Occupancy and equipment                                74,000          70,000         149,000         140,000
  Professional fees                                      21,000          14,000          37,000          28,000
  Crusader Mortgage Corporation  expenses               730,000         235,000       1,292,000         353,000
  Other operating                                       111,000          90,000         196,000         141,000
                                                     ----------      ----------      ----------      ----------
                    Total non-interest expenses       1,182,000         675,000       2,193,000       1,473,000
                                                     ----------      ----------      ----------      ----------
INCOME BEFORE INCOME TAX EXPENSE                      1,441,000         415,000       2,483,000         469,000

INCOME TAX EXPENSE                                      507,000         145,000         865,000         164,000
                                                     ----------      ----------      ----------      ----------
    Income before minority interest                     934,000         270,000       1,618,000         303,000
Minority interest                                         8,000               0          27,000               0
                                                     ----------      ----------      ----------      ----------

NET INCOME                                           $  926,000      $  270,000      $1,591,000      $  303,000
                                                     ==========      ==========      ==========      ==========
Net income per share (Note.2)                        $     0.39      $     0.14      $     0.70      $     0.15
                                                     ==========      ==========      ==========      ==========

See accompanying notes to consolidated financial statements.

Crusader Holding Corporation and Subsidiary
Consolidated Statement of Shareholders' Equity
For the six months ended December 31, 1997 (unaudited)
-------------------------------------------------------------------------------

                                                                                       Net unrealized
                                                                                         gain (loss)
                                                     Additional                         on securities
                                         Common        paid-in         Retained          available-
                                          stock        capital         earnings           for-sale           Total
                                          -----        -------         --------           --------           -----

Balance at June 30, 1997             $    11,000      $ 2,066,000      $   864,000       $   (46,000)      $ 2,895,000

Net unrealized gain on
  securities available-for-sale             --               --               --              52,000
                                                                                                                52,000

Issuance of Common Stock                   1,000          252,000             --                --             253,000

Two for one stock split                   11,000             --            (11,000)             --                --

Acquisition of minority
  interest in Crusader
  Mortgage Corporation                     2,000          888,000             --                --             890,000

Net income                                  --               --          1,591,000              --           1,591,000
                                     -----------      -----------      -----------       -----------       -----------
Balance at December 31, 1997         $    25,000      $ 3,206,000      $ 2,444,000       $     6,000       $ 5,681,000
                                     ===========      ===========      ===========       ===========       ===========


See accompanying notes to consolidated financial statements.

Crusader Holding Corporation and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
-------------------------------------------------------------------------------

                                                                                           Six months ended
                                                                                 December 31, 1997   December 31, 1996
                                                                                 -----------------   -----------------

OPERATING ACTIVITIES
Net income                                                                         $   1,591,000       $     305,000
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums and discounts on loans, mortgage-backed
  securities, investments and assets held for sale, net                                   96,000              80,000
Provision for loan losses                                                                185,000              21,000
Net gain on sale of loans held for sale                                                 (196,000)           (193,000)
Depreciation and amortization of premises and equipment                                   69,000              61,000
Proceeds from sale of assets held for sale                                            76,926,000          16,955,000
Originations of loans held for sale                                                 (100,102,000)        (19,823,000)
Increase in accrued interest receivable                                                 (169,000)           (109,000)
(Increase) decrease in deferred income taxes                                             201,000              87,000
Other, net                                                                               134,000           1,700,000
                                                                                   -------------       -------------
    Net cash used in operating activities                                            (21,265,000)           (916,000)

INVESTMENT ACTIVITIES
Net increase in loans                                                                (14,711,000)        (20,416,000)
Purchase of investment securities available-for-sale                                           0          (1,000,000)
Purchase of mortgage-backed securities available-for-sale                             (3,402,000)                  0
Repayment of principal of investment securities available-for-sale                     3,087,000             233,000
Repayment of principal of mortgage-backed securities available-for-sale                1,831,000           1,516,000
Repayment of principal of mortgage-backed securities held-to-maturity                          0              81,000
Proceeds from sale of mortgage-backed securities available-for-sale                    1,915,000           1,891,000
Proceeds from sale of property acquired through loan foreclosure actions                       0                   0
Purchase of minority shares in subsidiary                                               (890,000)                  0
Purchase of premises and equipment                                                      (140,000)           (631,000)
                                                                                   -------------       -------------
    Net cash used in investing activities                                            (12,310,000)        (18,326,000)

FINANCING ACTIVITIES
Net increase in deposits                                                              44,751,000          20,654,000
Advances and other borrowings, net                                                    (3,950,000)         (1,270,000)
Proceeds from shareholders' notes                                                        248,000                   0
(Decrease) increase in advance payments by borrowers for taxes and
  insurance                                                                              232,000             (45,000)
Change in net unrealized gain (loss) or securities available-for-sale                    (52,000)                  0
Capital contributions                                                                  1,142,000             260,000
                                                                                   -------------       -------------
    Net cash provided by financing activities                                         42,371,000          19,599,000

Net increase in cash and cash equivalents                                              8,796,000             357,000
                                                                                   -------------       -------------

Cash and cash equivalents at beginning of year                                           325,000           1,197,000
                                                                                   -------------       -------------
Cash and cash equivalents at end of year                                           $   9,121,000       $   1,554,000
                                                                                   =============       =============


See accompanying notes to consolidated financial statements.

Crusader Holding Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the six and three month periods ended December 31, 1997, and 1996 is unaudited)
-------------------------------------------------------------------------------
1. BASIS OF PRESENTATION

The unaudited consolidated financial statements as of December 31, 1997, and for the six and three month periods ended December 31, 1997 and 1996 include the accounts of Crusader Holding Corporation (the "Company") and its wholly-owned subsidiary, Crusader Savings Bank, (the "Bank"), along with the Bank's wholly owned and majority owned subsidiaries including Crusader Mortgage Corporation ("CMC"). All significant intercompany accounts and transactions have been eliminated.

The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the six and three month periods ended December 31, 1997 are not necessarily indicative of results to be anticipated for the full year.

2. NET INCOME PER SHARE

Net income per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year after giving retroactive effect to the December 8, 1997 two-for-one stock split effected in the form of a stock dividend.

3. ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for possible loan losses charged to expenses. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is in an amount that management believes will be adequate to absorb possible loan losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, the status of specific problem loans and overall current economic conditions that may affect the ability of borrowers to repay their loans. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Bank's allowance for loan losses based on their judgments about information available to them at the time of their examinations.

4. RECENT PRONOUNCEMENTS

In June, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting of Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company does not anticipate that adoption of SFAS No. 130 will have a material impact on the Company.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that such enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement requires the reporting of financial and descriptive information about the enterprise's reportable operating segments. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company does not anticipate that the adoption of SFAS No. 131 will have a material impact on the Company's financial statements.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing on the preceding pages as well as in the Company's Registration Statement on Form S-1, Registration No. 333-42215. Results of unaudited operations for the six and three month periods ended December 31, 1997 are compared to the unaudited results of operations for the six and three month periods ended December 31, 1996. Such information is based upon the historical financial information available as of the date indicated. Results of operations for the six and three month periods ended December 31, 1997 are not necessarily indicative of results to be attained for any other period.

Certain statements contained in this report are "forward-looking" as defined in Section 27A(i)(1) of the Securities Act of 1933, as amended. Examples of forward-looking statements include, but are not limited to (a) statements of plans and objectives of the Company or its management or Board of Directors,
(b) statements of future economic performances and (c) statements of assumptions underlying other statements and statements about the Company or its business. The Company's management believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations. However, there can be no assurance that actual results will not differ materially from its expectations. For a discussion of important factors that could cause actual results to differ materially from those in the forward looking statement, see the risk factors set forth in the Company's Registration Statement on Form S-1, Registration No. 333-42215.

GENERAL

The Company is a holding company operating a federally chartered savings bank. The Bank conducts community banking activities by accepting deposits from the public and investing the proceeds in loans and investment securities. In addition to bank lending products, such as single family conforming credit residential mortgages, home equity loans, multi-family residential and non-residential real estate loans and Small Business Administration loans, the Bank originates or acquires nonconfoming mortgages that are subsequently resold in larger pools and delinquent property tax liens. In order to manage its liquidity and interest rate risk, the Bank maintains an investment portfolio consisting of bonds and mortgage-backed securities, all of which currently are U.S. Treasury or U.S. Government Agency quality. The Bank's loan and investment portfolios are funded with deposits as well as borrowings from the Federal Home Loan Bank of Pittsburgh or collateralized borrowings secured by the Bank's investment securities. The Bank's earnings are largely dependent upon its net interest income (the difference between what it earns on its loans and investments and what it pays on its deposits and borrowings). In addition to net interest income, the Bank's net income is impacted by its loan loss provision, non-interest income (such revenues realized by CMC in its nonconforming mortgage operation, mortgage banking revenue from the sale of conforming residential mortgage loans and loan, deposit and ATM fees) and non-interest expenses (such as salaries and benefits, professional fees, occupancy cost, deposit insurance premiums and expenses related to CMC nonconforming mortgage operations.).

FINANCIAL CONDITION

The Company's assets increased to $161.3 million at December 31, 1997 as compared to $117.1 million at June 30, 1997. The increase in assets primarily reflects the deployment of proceeds from certificates of deposits into loans, including portfolio loans and loans held for sale. At December 31, 1997, the loan portfolio aggregated $100.4 million as compared to $86.0 million at June 30, 1997 with the growth concentrated in commercial real estate loans, including loans secured by apartment buildings and mixed use properties, and conforming adjustable rate residential mortgages. Loans held for sale increased to $29.6 million at December 31, 1997 as compared to $6.2 million at June 30, 1997. This increase resulted primarily from an increase in the volume of nonconforming mortgage originations and acquisitions of CMC, which aggregated $71.5 million during the three month period ended December 31, 1997. Cash and cash equivalents aggregated $9.1 million at December 31, 1997 as compared to $325,000 at June 30, 1997. This increase resulted primarily from the proceeds of two loan pool sales on December 30, 1997. Other assets increased by $1.2 million due largely to the $928,000 of excess of cost over fair value of assets acquired in connection with the Bank's acquisition of the remaining shares of CMC. Deposits were $140.7 million at December 31, 1997 as compared to $95.9 million at June 30, 1997 reflecting primarily an increase in certificates of deposits. Shareholders' equity increased by $2.8 million due to the $1.6 million of net income generated during the period, and as a result of the issuance of additional shares of the Company's common stock (Common Stock) in connection with the September 30, 1997 capital contributions by shareholders and the purchase of the remaining shares of CMC.

RESULTS OF OPERATIONS

Three months ended December 31, 1997 versus three months ended December 31, 1996. Net income increased to $926,000 for the three months ended December 31, 1997 as compared to $270,000 for the comparable prior year period. Net interest income increased by $678,000 or 103.51% due primarily to a growth in average earning assets of $63.6 million and an increase in the net yield on interest-earning assets to 3.49% as compared to 2.94% in the prior year period. The provision for loan losses increased by $160,000 to $170,000 for the current year period due to a growth in the loan portfolio. There were no charge-offs of loans in either period. Non-interest income increased by $1.0 million or 228.81% due primarily to an increase in CMC nonconforming mortgage banking income to $1.3 million as compared to $290,000 for the prior year period. Non-interest expenses increased by $507,000 due primarily to an increase in CMC operating expenses of $495,000. Excluding CMC's operating expenses, non-interest expenses increased by $12,000, due primarily to expansion of the Bank's staff to accommodate the growth in assets. Income tax expense was $362,000 higher due to the increased profitability.

Six months ended December 31, 1997 versus six months ended December 31, 1996. Net income increased to $1.6 million for the six months ended December 31, 1997 as compared to $303,000 for the comparable prior year period. Excluding the one-time Savings Association Insurance Fund ("SAIF") special assessment incurred in the prior year period, net income increased by $1.1 million or 220.12%. Net interest income increased by $1.2 million or 98.35% due primarily to a growth in average earning assets of $55.3 million and an increase in the net yield on interest-earning assets to 3.40% as compared to 2.82% in the prior year period. Provision for loan losses increased by $164,000 to $185,000 for current year period due to growth in loan portfolio. Non-interest income increased by $1.7 million or 226.83% due primarily to an increase in CMC nonconforming mortgage banking income to $2.1 million as compared to $467,000 for the prior year period. Non-interest expenses increased by $720,000. Excluding an increase in CMC operating expenses of $939,000 and the $296,000 one-time SAIF assessment incurred in the prior year period, non-interest expenses increased by $77,000, which is due primarily to the Bank's expansion of staff to accommodate the growth in assets. Income tax expense was $701,000 higher due to the increased profitability.

LIQUIDITY AND CAPITAL RESOURCES

A major source of the Company's asset growth has been funded through deposits, mostly certificates of deposits ("CDs"), generated through the Bank's two branch offices and a network of financial planners and brokers. The Bank currently does not intend to open additional retail branches.

The ability of the Bank to retain and attract deposits is dependent upon a number of factors, including interest rates offered on the Bank's products. Historically, most of the Bank's deposits have been in the form of CDs, which typically provide for a higher interest rate than other bank deposit products, such as checking and savings accounts and the rates at which they are offered fluctuate largely as a result of changes in market interest rates. The Bank also funds its assets with secured borrowings from the FHLB and collateralized borrowings secured by its investment securities portfolio. These borrowings generally provide the Bank with greater flexibility in matching the duration of its liabilities with that of certain of its assets. Future availability of these funding sources is largely dependent upon the Bank having sufficient available eligible assets to collateralize these borrowings. The Bank currently has available excess collateral to secure future borrowings from these sources and it anticipates that future asset growth will provide additional eligible collateral. The Bank's assets generally provide for scheduled principal and interest payments which provide the Bank with additional sources of funds. If required, additional funds could be obtained through the sale of either loans or investment securities which are classified as available-for-sale. The Bank has and will continue to utilize its investment securities portfolio to manage liquidity.

The Bank's primary uses of funds are the origination and acquisition of loans, the funding of maturing deposits and the repayment of borrowings. The Bank has experienced strong loan demand. Based upon management's current business strategy, the Company believes that its income from operations and existing funding sources, together with the proceeds received from its initial public offering which was consummated on February 13, 1998 will be adequate to meet its operating and growth requirements for the foreseeable future; however, there can be no assurance that such strategy will not change or that the implementation of the strategy will not require additional capital or funding sources.

Net cash used in operating activities for the six months ended December 31, 1997 and 1996 was $21.3 million and $916,000, respectively. During the six months ended December 31, 1997, the $21.3 million related principally to growth in loans available-for-sale while the $916,000 in the six months ended December 31, 1996 related to growth in loans available-for-sale and other assets.

Net cash used in investing activities approximated $12.3 and $18.3 million during the six months ended December 31, 1997 and 1996, respectively. During each year, the primary use was the funding of the growth in the Bank's loan portfolio.

The Bank monitors its capital level relative to its business operations and anticipated growth and has continually maintained it at a level which would allow it to be classified as "well-capitalized" under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"). Well-capitalized institutions are assessed lower deposit insurance premiums. The Bank's capital to support its asset growth has come from internally generated earnings as well as from additional capital contributions by its shareholders. As a privately owned company, the Company's shareholders chose to contribute capital on an ongoing basis only as it was necessary to fund the Company's growth.

The following tables set forth the Bank's regulatory capital levels at December 31, 1997. The Company is not subject to regulatory capital requirements.

                                                         Required for          To Be Well Capitalized
                                                       Capital Adequacy          Corrective Action
                                Actual                     Purposes                  Provisions
                                ------                     --------                  ----------
                                                   (Dollars in thousands)
                        Amount         Ratio        Amount        Ratio        Amount         Ratio
Tangible capital        $8,061          5.03%       $2,406         1.50%       $8,019          5.00%
Core capital             8,061          5.03         6,415         4.00         8,019          5.00
Risk-based capital       8,716         10.57         6,598         8.00         8,247         10.00

ACQUISITION OF MINORITY INTEREST IN CMC

Effective November 30, 1997, the Company, the Bank and CMC entered into an agreement with the minority shareholder of CMC and a corporation controlled by him (the "Minority Shareholder Corporation"). The agreement, as amended, provides for the Bank's acquisition of the entire interest in CMC held by the minority shareholder in exchange for 150,000 shares of Common Stock, and further provides for the payment of accrued compensation of $250,000. The agreement also provides for a reduction in the number of shares of Common Stock to which the minority shareholder would otherwise be entitled in the event that CMC's net income for the twelve months ending December 31, 1998 does not exceed a certain level. The agreement further requires that the minority shareholder's shares of Common Stock be escrowed for three years, with a portion of such shares released on each of three designated dates, and provides for the granting of an irrevocable proxy, pursuant to which the shares will be voted in the same proportion as the other outstanding shares of the Common Stock are voted. The agreement also contains certain indemnities in favor of the Company, the Bank and CMC and prohibits the Minority Shareholder Corporation from competing with the Company for a period of three years. In addition, for a three year period from the effective date of the agreement, the Minority Shareholder Corporation shall receive a monthly payment of $6,250. As a result of this transaction, as of November 30, 1997, the Bank owned all the outstanding shares of CMC. If the Bank had owned 100% of CMC and the Company issued 150,000 additional shares of Common Stock on July 1, 1997, net income and net income per share would have increased by $241,000 and $0.10, respectively, for the six months ended December 31, 1997.

SUBSEQUENT EVENT

On February 13, 1998, the Company consummated its initial public offering of 1,000,000 shares of Common Stock resulting in the Company receiving net proceeds of $13,875,000 after payment of underwriting fees and commissions. On March 11, 1998, the underwriters exercised their overallotment option to purchase an additional 150,000 shares resulting in the Company receiving additional net proceeds of approximately $2,092,500. After the payment of certain expenses associated with the offering, the proceeds were utilized to repay certain shareholder notes approximating $3.2 million and the balance was contributed as capital to the Bank for working capital and other general corporate purposes.

Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk. Interest rate risk is defined as the sensitivity of the Company's current and future earnings as well as its capital to changes in the level of market interest rates. The Bank's exposure to interest rate risk results from, among other things, the difference in maturities on interest-earning assets and interest-bearing liabilities. Since the Bank's assets currently have a longer maturity than its liabilities, the Bank's earnings could be negatively impacted during a period of rising interest rates and conversely positively impacted during a period of falling interest rates. The relationship between the interest rate sensitivity of the Bank's assets and liabilities is continually monitored by management. In this regard, the Bank emphasizes the origination of adjustable rate assets for portfolio while originating longer term fixed rate assets for resale. At December 31, 1997, approximately 94% of the Bank's loan portfolio excluding loans held for sale was comprised of adjustable rate loans. Additionally, the origination level of fixed rate assets are continually monitored and if deemed appropriate, the Bank will enter into forward commitments for the sale of these assets to ensure the Bank is not exposed to undue interest rate risk.

The Bank utilizes its investment and mortgage-backed portfolio in managing its liquidity and therefore seeks securities with a stated or estimated life of less than five years. These securities are readily marketable and provide the Bank with a cash flow stream to fund asset growth or liability maturities.

A significant portion of the Bank's assets have been funded with CDs, including jumbo CDs. Unlike other deposit products such as checking and savings accounts, CDs carry a high degree of interest rate sensitivity and therefore, their renewal will vary based on the competitiveness of the Bank's interest rates. The Bank has attempted to price its CDs to be competitive at the shorter maturities (i.e., maturities of less than one year) in order to better match the repricing characteristics of portfolio loans and the anticipated holding period for loans held for sale. At December 31, 1997, approximately 90% of the Bank's deposits were CDs.

The Bank utilizes borrowings from the FHLB and collateralized repurchase agreements in managing its interest rate risk and as a tool to augment deposits in funding asset growth. The Bank may utilize these funding sources to better match its longer term repricing assets (i.e., between one and five years).

The nature of the Bank's current operations is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Company nor the Bank owns any trading assets. At December 31, 1997, the Bank did not have any hedging transactions in place such as interest rate swaps, caps or floors.

Interest rate Sensitivity Analysis. One measure of a bank's interest rate sensitivity is through the use of a GAP analysis. Using a GAP analysis, the Bank matches the extent to which its interest-earning assets and interest-bearing liabilities mature or reprice within specified time horizons. The interest rate sensitivity gap is defined as the excess of interest-earning assets maturing or repricing within a specific time period over the interest-bearing liabilities maturing or repricing within the same time period (a negative GAP for a specified time period would indicate there are more liabilities than assets maturing or repricing within that time period). The Bank attempts to maintain its one and three year GAP positions within +/- 10% and +/- 15% of assets, respectively.

Gap analysis is a useful measurement of asset and liability management, however, it is difficult to predict the effect of changing interest rates based solely on this measure. An additional analysis required by the Office of Thrift Supervision ("OTS") and generated quarterly is the OTS Interest Rate Exposure Report. This report forecasts changes in the Bank's market value of portfolio equity ("MVPE") under alternative interest rate environments. The MVPE is defined as the net present value of the Bank's existing assets, liabilities and off-balance sheet instruments.

Management believes that the assumptions utilized in evaluating the vulnerability of the Company's earnings and capital to changes in interest rates approximate actual experience; however, the interest rate sensitivity of the Bank's assets and liabilities as well as the estimated effect of changes in interest rates on MVPE could vary substantially if different assumptions are used or actual experience differs from the experience on which the assumptions were based.

In the event the Bank should experience a mismatch in its desired GAP ranges or an excessive decline in its MVPE subsequent to an immediate and sustained change in interest rate, it has a number of options which it could utilize to remedy such mismatch. The Bank could restructure its investment portfolio through sale or purchase of securities with more favorable repricing attributes. It could also emphasize loan products with appropriate maturities or repricing attributes or it could attract deposits or obtain borrowings with desired maturities.

PART II.       OTHER INFORMATION


Item 1.        Legal Proceedings

               None

Item 2.        Changes in Securities and Use of Proceeds

A.             Recent Sales of Unregistered Securities

        1. Effective November 30, 1997, the Company issued 150,000 shares of its Common Stock to Jeffrey K. Rafsky in exchange for 50 shares of CMC stock.

        2. On December 8, 1997, the Company granted options to purchase an aggregate of 20,000 shares of Common Stock at an exercise price of $12.00 per share to Joseph T. Crowley, President of the Bank.

The Company believes that the transactions described above were exempt from registration under Sections 3(a)(9), 3(b) or 4(2) of the Securities Act because the subject securities were, respectively, either (i) exchanged by the issuer with its existing security holders exclusively, with no commission or other remuneration being paid or given directly or indirectly for soliciting such exchange; (ii) issued pursuant to a compensatory benefit plan pursuant to Rule 701 under the Securities Act; or (iii) sold to a limited group of persons, each of whom was believed to have been a sophisticated investor or had a pre-existing business or personal relationship with the Company or its management and was purchasing for investment without a view to further distribution. Restrictive legends were placed on stock certificates evidencing the shares and/or agreements relating to the right to purchase such shares described above.

B.             Use of Proceeds from Registered Securities

        On February 13, 1998, the Company sold 1,000,000 shares of Common Stock at a price of $15 per share (before deducting underwriting discounts and commissions of $1.05 per share) and on March 11, 1998, pursuant to the exercise of an overallotment option, sold an additional 150,000 shares to a group of underwriters managed by Advest, Inc. After the payment of expenses associated with the offering, approximately $3.2 million of the proceeds were utilized to repay borrowings under notes held by certain of the Company's shareholders, and the balance was contributed as capital to the Bank for working capital and other general corporate purposes as described in its Registration Statement on Form S-1, Registration No. 333-42215.

Item 3.        Defaults Upon Senior Securities

               None

Item 4.        Submission of Matters to a Vote of Security Holders

        At a special meeting of the shareholders of the Company held on December 8, 1997, the following actions were unanimously approved with no abstentions:

        1.) The Articles of Incorporation and Bylaws of the Company were amended and restated in accordance with the form included as Exhibits 3.1 and 3.2, respectively, to the Company's Registration Statement on Form S-1, Registration No. 333-42215.

        2) The following individuals were elected directors of the Company to serve a one-year term:
                      o Paul Bachow

                      o Ronald Caplan
                      o D. Walter Cohen, D.D.S.
                      o Daniel DiLella
                      o Joel S. Lawson III
                      o Brian McAdams
                      o Linda Knox

               The following individuals, constituting the existing directors of the Company were reaffirmed to serve a one-year term:
                      o Joseph T. Crowley
                      o Thomas J. Knox
                      o Bruce A. Levy

        3) The Director Stock Option Plan and Employee Stock Option Plan, in the form included as exhibits 10.1 and 10.2, respectively to the Company's Registration Statement on Form S-1, Registration No. 333-42215, were adopted.

Item 5. Other Information

               None

Item 6. Exhibits and Reports on Form 8-K

               (A)    Exhibits
                      Those exhibits previously filed with the Securities and Exchange Commission as required by Item 601 of Regulation S-K, are incorporated herein by reference in accordance with the provision of Rule 12b-32.

               Exhibit No.

               27.    Financial Data Schedule

               (B)    Reports on Form 8-K

                      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    Crusader Holding Corporation


    Date: March ___, 1998           By:    /s/  Thomas J. Knox
                                           -------------------
                                    Thomas J. Knox
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)




    Date: March __, 1998            By:    /s/  Joseph T. Crowley
                                           ----------------------
                                    Joseph T. Crowley
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)

                                  EXHIBIT INDEX

   Exhibit No.                                 Exhibit
   -----------                                 -------
      27                                       Financial Data Schedule