Form 10-Q
period 1998-03-31
CRUSADER HOLDING CORP
filed 1998-05-15
CIK 1050992

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

         (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,1998

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                  Commission file number 23663
                                         -----

                          CRUSADER HOLDING CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                     23-2562545
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                   1230 Walnut Street, Philadelphia, PA 19107
                   ------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (215) 893-1500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year
                          if changed since last report)


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

Common Stock, par value $0.01 per share, 3,650,000 shares of outstanding as of May 5,1998

                          Crusader Holding Corporation

                            Index to Form 10-Q Report



PART I.  FINANCIAL INFORMATION                                                                                Page
                                                                                                              ----
         Item 1. Financial Statements


         Consolidated Balance Sheets as of March 31, 1998 and June 30,1997.......................................3

         Consolidated Statements of Income and Comprehensive Income for the three months ended and nine months ended March 31, 1998 and 1997...............................................................4

         Consolidated Statement of Shareholders' Equity as of March 31,1998......................................5

         Consolidated Statements of Cash Flows for the nine months ended
         March 31, 1998 and 1997.................................................................................6

         Notes to Consolidated Financial Statements..............................................................7

         Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.....................................................................9

         Item 3. Quantitative and Qualitative Disclosures about Market Risk.....................................12

PART II. OTHER INFORMATION


         Item 1.  Legal Proceedings.............................................................................14

         Item 2.  Changes in Securities and Use of Proceeds.....................................................14

         Item 3.  Defaults Upon Senior Securities...............................................................14

         Item 4.  Submission of Matters to a Vote of Security Holders...........................................14

         Item 5.  Other Information.............................................................................15

         Item 6.  Exhibits and Reports on Form 8-K..............................................................15


Item 1.  Financial Statements

Crusader Holding Corporation and Subsidiary
Consolidated Balance Sheets
-------------------------------------------------------------------------------

                                                                                 March 31,                    June 30,
                                                                                   1998                        1997
                                                                               -------------               -------------
                                                                                 (UNAUDITED)
ASSETS
  Cash and cash equivalents                                                    $   9,170,000               $     325,000
  Loans held for sale (estimated market value
      of $60,157,000 and $6,338.000 at March 31,1998
      and June 30, 1997, respectively)                                            60,117,000                   6,244,000
  Investment securities available-for-sale                                           963,000                   6,299,000
  Mortgage-backed securities available-for-sale                                   18,084,000                  16,044,000
  Loans receivable, net                                                          109,253,000                  85,992,000
  Accrued interest receivable                                                      1,094,000                     815,000
  Other real estate owned                                                               --                          --
  Premises and equipment, net                                                        992,000                     880,000
  Other assets                                                                     2,778,000                     494,000
                                                                               -------------               -------------
                  Total Assets                                                 $ 202,451,000               $ 117,093,000
                                                                               =============               =============

LIABILITIES

  Deposits                                                                     $ 133,131,000               $  95,906,000
  Advances from Federal Home Loan Bank                                            33,500,000                   8,950,000
  Securities sold under agreements to repurchase                                  10,780,000                   5,780,000
  Shareholders' notes                                                                   --                     2,990,000
  Other liabilities                                                                2,836,000                     503,000
                                                                               -------------               -------------
                  Total Liabilities                                              180,247,000                 114,129,000

MINORITY INTEREST                                                                     56,000                      69,000

SHAREHOLDERS' EQUITY
  Preferred stock - authorized, 5,000,000 shares of
      $0.01 par value; none outstanding                                                 --                          --
  Common stock - authorized, 20,000,000 shares of
      $0.01 par value; 3,650,000 and 2,170,000
      shares issued and outstanding at December 31,
      1997 and June 30, 1997 respectively                                             37,000                      11,000
  Additional paid in capital                                                      18,782,000                   2,066,000
  Retained earnings                                                                3,329,000                     864,000
  Net unrealized gains (losses) on securities
      available-for -sale                                                               --                       (46,000)
                                                                               -------------               -------------
                           Total Shareholders' Equity                             22,148,000                   2,895,000
                                                                               -------------               -------------
                  Total Liabilities and Shareholders' Equity                   $ 202,451,000               $ 117,093,000
                                                                               =============               =============

See accompanying notes to consolidated financial statements

Crusader Holding Corporation and Subsidiary
Consolidated Statements of Income and Comprehensive Income (Unaudited)
--------------------------------------------------------------------------------

                                                                   Three months                    Nine months
                                                                  ended March 31,                 ended March 31,
                                                             1998             1997              1998             1997
                                                        -----------       -----------       -----------      -----------
INTEREST INCOME
  Loans, including fees                                 $ 3,512,000       $ 1,721,000       $ 9,083,000      $ 4,481,000
  Investment and mortgage-backed securities                 358,000           331,000         1,128,000        1,102,000
                                                        -----------       -----------       -----------      -----------
                    Total interest income                 3,870,000         2,052,000        10,211,000        5,583,000
                                                        -----------       -----------       -----------      -----------

INTEREST EXPENSE
  Deposits                                                1,953,000           963,000         5,164,000        2,710,000
  Borrowed funds                                            275,000           264,000           915,000          763,000
  Shareholder notes                                          16,000            37,000           106,000          112,000
                                                        -----------       -----------       -----------      -----------
                    Total interest expense                2,244,000         1,264,000         6,185,000        3,585,000
                                                        -----------       -----------       -----------      -----------

NET INTEREST INCOME                                       1,626,000           788,000         4,026,000        1,998,000
PROVISION FOR LOAN LOSSES                                   100,000            10,000           285,000           32,000
                                                        -----------       -----------       -----------      -----------
NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                       1,526,000           778,000         3,741,000        1,966,000

NON-INTEREST INCOME
  Service charges on deposit accounts and
     other fees                                              47,000            25,000           136,000           70,000
  Conforming mortgage banking revenues                      183,000            58,000           382,000          251,000
  Non-interest income from Crusader
     Mortgage Corporation                                   905,000           183,000         3,049,000          650,000
  Other                                                      15,000            19,000            44,000           67,000
                                                        -----------       -----------       -----------      -----------
                    Total non-interest income             1,150,000           285,000         3,611,000        1,038,000

NON-INTEREST EXPENSES
  Employee compensation and benefits                        298,000           195,000           736,000          600,000
  Data processing                                            28,000            23,000            81,000           68,000
  Federal insurance premiums                                 18,000             3,000            46,000          364,000
  Occupancy and equipment                                    85,000            76,000           234,000          216,000
  Professional fees                                          26,000            16,000            63,000           44,000
  Crusader Mortgage Corporation  expenses                   682,000           184,000         1,971,000          537,000
  Other operating                                           128,000           132,000           324,000          273,000
  Goodwill amortization                                      21,000                --            24,000               --
                                                        -----------       -----------       -----------      -----------
                    Total non-interest expenses           1,286,000           629,000         3,479,000        2,102,000
                                                        -----------       -----------       -----------      -----------
INCOME BEFORE INCOME TAX EXPENSE                          1,390,000           434,000         3,873,000          902,000

INCOME TAX EXPENSE                                          495,000           152,000         1,360,000          316,000
                                                        -----------       -----------       -----------      -----------
    Income before minority interest                         895,000           282,000         2,513,000          586,000
Minority interest                                            10,000                --            37,000               --
                                                        -----------       -----------       -----------      -----------
NET INCOME                                              $   885,000       $   282,000       $ 2,476,000      $   586,000
                                                        ===========       ===========       ===========      ===========
Unrealized gain (loss) on securities, net of tax             (6,000)         (114,000)           46,000           22,000
                                                        -----------       -----------       -----------      -----------
Comprehensive income                                    $   879,000       $   168,000       $ 2,522,000      $   608,000
                                                        ===========       ===========       ===========      ===========

Net income per share, basic and diluted                 $      0.28       $      0.13       $      0.98      $      0.28
                                                        ===========       ===========       ===========      ===========

See accompanying notes to consolidated financial statements

Crusader Holding Corporation and Subsidiary
Consolidated Statement of Shareholders' Equity
For the nine months ended March 31, 1998 (unaudited)
--------------------------------------------------------------------------------

                                                                                       Net unrealized
                                                                                         gain (loss)
                                                     Additional                         on securities
                                         Common        paid-in         Retained          available-
                                          stock        capital         earnings           for-sale            Total
                                          -----        -------         --------           --------            -----

Balance at June 30, 1997               $  11,000      $ 2,066,000     $   864,000        $ (46,000)       $ 2,895,000

Net unrealized gain on
  securities available-for-sale             --               --              --             46,000             46,000

Issuance of Common Stock                  13,000       15,828,000            --               --           15,841,000



Two for one stock split                   11,000             --           (11,000)            --                 --

Acquisition of minority
  interest in Crusader
  Mortgage Corporation                     2,000          888,000            --               --              890,000

Net income                                  --               --         2,476,000             --            2,476,000
                                       ---------      -----------     -----------        ---------        -----------
Balance at March 31, 1998              $  37,000       18,782,000     $ 3,329,000        $    --          $22,148,000
                                       =========      ===========     ===========        =========        ===========

See accompanying notes to consolidated financial statements.

Crusader Holding Corporation and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
-------------------------------------------------------------------------------

                                                                                                         Nine months ended
                                                                                                March 31,                March 31,
                                                                                                  1998                     1997

OPERATING ACTIVITIES
Net income                                                                                     $   2,476,000          $     586,000
Adjustments to reconcile net income to net cash used in operating activities:
  securities, investments and assets held for sale, net                                               28,000                126,000
Provision for loan losses                                                                            285,000                 32,000
Net gain on sale of loans held for sale                                                           (3,012,000)               (81,000)
Depreciation and amortization of premises and equipment                                              103,000                 93,000
Proceeds from sale of assets held for sale                                                       117,180,000             27,136,000
Originations of loans held for sale                                                             (168,041,000)           (28,014,000)
Increase in accrued interest receivable                                                             (279,000)                20,000
(Increase) decrease in deferred income taxes                                                              --                     --
Other, net                                                                                           939,000                866,000
                                                                                               -------------          -------------
    Net cash used in operating activities                                                        (50,377,000)               681,000

INVESTMENT ACTIVITIES
Net increase in loans                                                                            (23,361,000)           (23,547,000)
Purchase of investment securities available-for-sale                                              (1,000,000)            (3,000,000)
Purchase of mortgage-backed securities available-for-sale                                         (4,661,000)                    --
Repayment of principal of investment securities available-for-sale                                 3,214,000                 54,000
Repayment of principal of mortgage-backed securities available-for-sale                            3,598,000              2,436,000
Repayment of principal of mortgage-backed securities held-to-maturity                                     --                 81,000
Proceeds from sale of mortgage-backed securities available-for-sale                                1,915,000              1,891,000
Proceeds from sale of property acquired through loan foreclosure actions                             111,000                     --
Purchase of premises and equipment                                                                  (220,000)              (650,000)
                                                                                               -------------          -------------
    Net cash used in investing activities                                                        (20,404,000)           (22,735,000)

FINANCING ACTIVITIES
Net increase in deposits                                                                          37,225,000             24,931,000
Advances and other borrowings, net                                                                29,550,000             (3,720,000)
Repayment of shareholders' note, net                                                              (2,990,000)                    --
Proceeds from issuance of common stock, net                                                       15,841,000                     --
                                                                                               -------------          -------------
    Net cash provided by financing activities                                                     79,626,000             21,211,000
                                                                                               -------------          -------------

Net increase in cash and cash equivalents                                                          8,845,000               (843,000)
                                                                                               -------------          -------------

Cash and cash equivalents at beginning of year                                                       325,000              1,197,000
                                                                                               -------------          -------------
Cash and cash equivalents at end of year                                                       $   9,170,000          $     354,000
                                                                                               =============          =============


See accompanying notes to consolidated financial statements.

Crusader Holding Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the nine and three month petiods
ended March 31, 1998 and 1997 is unaudited)
--------------------------------------------------------------------------------
1. BASIS OF PRESENTATION

The unaudited consolidated financial statements as of March 31, 1998, and for the nine and three month periods ended March 31, 1998 and 1997 include the accounts of Crusader Holding Corporation (the "Company") and its wholly-owned subsidiary, Crusader Savings Bank, (the "Bank"), along with the Bank's wholly owned and majority owned subsidiaries including Crusader Mortgage Corporation ("CMC"). All significant intercompany accounts and transactions have been eliminated.

The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the nine and three month periods ended March 31, 1998 are not necessarily indicative of results to be anticipated for the full year.

2. NET INCOME PER SHARE

Basic and diluted earnings per share are calculated using statement of Financial Accounting Standards ("SFAS") No. 128. Under SFAS No. 128, basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period while diluted earnings per share is computed based upon the weighted average number of common shares and common equivalent shares outstanding during the period. Common stock equivalents are stock options, warrants and similar items. In converting the common stock equivalents to common shares, the Treasury Stock Method is utilized whereby it is assumed that the proceeds that would be received upon the exercise of the common stock equivalents are used to repurchase outstanding shares at the average market price during the period. There was no difference between the Company's basic and diluted earnings per share.

In determining the weighted average shares outstanding during the period in the computation of basic and diluted earnings per share, retroactive effect was given to the December 8, 1997 two for one stock split effected in the form of a stock dividend. Basic and diluted weighted average shares outstanding were 2,553,000 and 2,093,000 for the nine months ended March 31, 1998, and March 31, 1997, respectively.

3. ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for possible loan losses charged to expenses. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible loan losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, the status of specific problem loans and overall current economic conditions that may affect the ability of borrowers to repay their loans. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Bank's allowance for loan losses based on their judgments about information available to them at the time of their examinations.

4. COMPREHENSIVE INCOME

During the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting of Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement was effective for interim periods and fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS No. 130 did not have a material impact on the Company.

5.  RECENT PRONOUNCEMENTS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS No. 131), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that such enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement requires the reporting of financial and descriptive information about the enterprise's reportable operating segments. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company does not anticipate that the adoption of SFAS No. 131 will have a material impact on the Company's results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing on the preceding pages as well as in the Company's Registration Statement on Form S-1, Registration No. 333-42215. Results of unaudited operations for the nine and three month periods ended March 31, 1998 are compared to the unaudited results of operations for the nine and three month periods ended March 31, 1997. Such information is based upon the historical financial information available as of the date indicated. Results of operations for the nine and three month periods ended March 31, 1998 are not necessarily indicative of results to be attained for any other period.

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

GENERAL

The Company is a holding company operating a federally chartered savings bank. The Bank conducts community banking activities by accepting deposits from the public and investing the proceeds in loans and investment securities. In addition to bank lending products, such as single family conforming credit residential mortgages, home equity loans, multi-family residential and non-residential real estate loans and Small Business Administration loans, the Bank originates or acquires nonconfoming mortgages that are subsequently resold in larger pools, and delinquent property tax liens. In order to manage its liquidity and interest rate risk, the Bank maintains an investment portfolio consisting of bonds and mortgage-backed securities, all of which are investment quality. The Bank's loan and investment portfolios are funded with deposits as well as borrowings from the Federal Home Loan Bank of Pittsburgh ("FHLB") or collateralized borrowings secured by the Bank's investment securities. The Bank's earnings are largely dependent upon its net interest income (the difference between what it earns on its loans and investments and what it pays on its deposits and borrowings). In addition to net interest income, the Bank's net income is impacted by its loan loss provision, non-interest income (non-interest revenues realized by CMC in its nonconforming mortgage operation,conforming mortgage banking revenue and loan, deposit and ATM fees) and non-interest expenses (such as salaries and benefits, professional fees, occupancy cost, deposit insurance premiums and expenses related to CMC nonconforming mortgage operations.).

FINANCIAL CONDITION

The Company's assets increased to $202.5 million at March 31, 1998, as compared to $117.1 million at June 30, 1997. The increase in assets primarily reflects the deployment of proceeds from certificates of deposits, FHLB advances and the Initial Public Offering of Stock consummated in February 1998 into loans, including portfolio loans and loans held for sale. At March 31, 1998, the loan portfolio aggregated $109.3 million as compared to $86.0 million at June 30, 1997 with the growth concentrated in commercial real estate loans, including loans secured by apartment buildings and mixed use properties, and conforming adjustable rate residential mortgages. Loans held for sale increased to $60.1 million at March 31, 1998 as compared to $6.2 million at June 30, 1997. This increase resulted primarily from an increase in the volume of nonconforming mortgage originations and acquisitions of CMC, which aggregated $139.9 million during the nine month period ended March 31, 1998. Nonconforming mortgage loans available for sale aggregated $49.3 million at March 31, 1998. Cash and cash equivalents aggregated $9.1 million at March 31, 1998 as compared to $325,000 at June 30, 1997. This increase resulted primarily from the proceeds of loan pool sales on March 31, 1998, which were utilized to repay borrowings in early April 1998. Other assets increased by $2.3 million due largely to the approximate $1 million of excess of cost over fair value of assets acquired in connection with the Bank's acquisition of the remaining shares of CMC, and an increase in accrued interest receivable due to the loan growth noted above. Deposits were $133.1 million at March 31, 1998 as compared to $95.9 million at June 30, 1997 reflecting primarily an increase in certificates of deposits. FHLB advaces increased approximately $24.6 million as these borrowings were utilized in part to fund the asset growth. Shareholders' equity increased by $19.2 million due to the $2.5 million of net income generated during the period, and as a result of the issuance of additional shares of the Company's common stock (Common Stock) in connection with the September 30, 1997 capital contributions by shareholders, the purchase of the remaining shares of CMC and completion of a Initial Public Offering ("IPO") of 1,150,000 shares consummated in February 1998.

RESULTS OF OPERATIONS

Three months ended March 31, 1998 versus three months ended March 31, 1997. Net income increased to $885,000 for the three months ended March 31, 1998 as compared to $282,000 for the comparable prior year period. Net interest income increased by $838,000 or 106.35% due primarily to a growth in average earning assets of $77.2 million and an increase in the net yield on interest-earning assets to 3.67% as compared to 3.01% in the prior year period. The provision for loan losses was increased by $90,000 to $100,000 for the current year period due to a growth in the loan portfolio. There were no actual charge-offs of loans in either period. Non-interest income increased by $865,000 million or 303.51% due primarily to an increase in CMC nonconforming mortgage banking income to $905,000 as compared to $183,000 for the prior year period. Non-interest expenses increased by $657,000 due primarily to an increase in CMC operating expenses of $498,000. Excluding CMC's operating expenses, non-interest expenses increased by $159,000, due primarily to expansion of the Bank's staff to accommodate the growth in assets. Income tax expense was $343,000 higher due to the increased profitability.

Nine months ended March 31, 1998 versus nine months ended March 31, 1997. Net income increased to $2.5 million for the nine months ended March 31,1998 as compared to $586,000 for the comparable prior year period. Excluding the one-time Savings Association Insurance Fund ("SAIF") special assessment incurred in the prior year period, net income increased by $1.7 million or 218.25%. Net interest income increased by $2.0.million or 101.50% due primarily to a growth in average earning assets of $61.7 million and an increase in the net yield on interest-earning assets to 3.48% as compared to 2.92% in the prior year period. Provision for loan losses increased by $253,000 to $285,000 for current year period due to growth in loan portfolio. Non-interest income increased by $2.6 million or 247.88% due primarily to an increase in CMC nonconforming mortgage banking income to $3.0 million as compared to $650,000 for the prior year period. Non-interest expenses increased by $1.4 million. Excluding an increase in CMC operating expenses of $1.4 million and the $296,000 one-time SAIF assessment incurred in the prior year period, non-interest expenses increased by $236,000, which is due primarily to the Bank's expansion of staff to accommodate the growth in assets. Income tax expense was $1.0 million higher due to the increased profitability.

LIQUIDITY AND CAPITAL RESOURCES

A major source of the Company's asset growth has been funded through deposits, mostly certificates of deposits ("CDs"), generated through the Bank's two branch offices and a network of financial planners and brokers.

The ability of the Bank to retain and attract deposits is dependent upon a number of factors, including interest rates offered on the Bank's products. Historically, most of the Bank's deposits have been in the form of CDs, which typically provide for a higher interest rate than other bank deposit products, such as checking and savings accounts. The Bank also funds its assets with secured borrowings from the FHLB and collateralized borrowings secured by its investment securities portfolio. These borrowings generally provide the Bank with greater flexibility in matching the duration of its liabilities with that of certain of its assets. Future availability of these funding sources is largely dependent upon the Bank having sufficient available eligible assets to collateralize these borrowings. The Bank currently has available excess collateral to secure future borrowings from these sources and it anticipates that future asset growth will provide additional eligible collateral. The Bank's assets generally provide for scheduled principal and interest payments which provide the Bank with additional sources of funds. If required, additional funds could be obtained through the sale of either loans or investment securities which are classified as available-for-sale. The Bank has and will continue to utilize its investment securities portfolio to manage liquidity.

The Bank's primary uses of funds are the origination and acquisition of loans, the funding of maturing deposits and the repayment of borrowings. The Bank has experienced strong loan demand. Based upon management's current business strategy, the Company believes that its income from operations and existing funding sources will be adequate to meet its operating and growth requirements for the foreseeable future; however, there can be no assurance that such strategy will not change or that the implementation of the strategy will not require additional capital or funding sources.

Net cash used in operating activities for the nine months ended March 31, 1998 was $51.3 million as compared to $681,000 provided in the comparable prior year period. During the nine months ended March 31, 1998, the $51.3 million related principally to growth in loans available-for-sale while the $681,000 provided in the nine months ended March 31, 1997 related principly from a reduction in other assets.

Net cash used in investing activities approximated $20.4 million and $22.7 million during the nine months ended March 31, 1998 and 1997, respectively. During each year, the primary use was the funding of the growth in the Bank's loan portfolio.

The Bank monitors its capital level relative to its business operations and anticipated growth and has continually maintained it at a level which would allow it to be classified as "well-capitalized" under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"). Well-capitalized institutions are assessed lower deposit insurance premiums. The Bank's capital to support its asset growth has come from internally generated earnings, additional capital contributions by its shareholders and proceeds from the IPO consummated in February 1998. Prior to February 1998, the Company's shareholders chose to contribute capital on an ongoing basis only as it was necessary to fund the Company's growth .

The following tables set forth the Bank's regulatory capital levels at March 31, 1998. The Company is not subject to regulatory capital requirements.

                                                         Required for        To  Be  Well Capitalized
                                                       Capital Adequacy           Corrective Action
                                 Actual                   Purposes                   Provisions
                                 ------                   --------           ------------------------
                                                 (Dollars in thousands)
                         Amount         Ratio     Amount         Ratio          Amount          Ratio
Tangible capital        $21,083         10.46%   $ 2,406         1.50%         $10,077          5.00%
Core capital             21,083         10.46%     6,415         4.00          $10,077          5.00
Risk-based capital       21,838         20.79%     6,598         8.00          $10,502         10.00

INITIAL PUBLIC OFFERING

On February 13, 1998, the Company consummated its initial public offering of 1,000,000 shares of Common Stock resulting in the Company receiving proceeds of $13,875,000 after payment of underwriting fees and commissions. On March 11, 1998, the underwriters exercised their overallotment option to purchase an additional 150,000 shares resulting in the Company receiving additional net proceeds of approximately $2,092,500. After the payment of certain expenses associated with the offering, the proceeds were utilized to repay certain shareholder notes approximating $3.2 million and the balance was contributed as capital to the Bank for working capital and other general corporate purposes.

Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk. Interest rate risk is defined as the sensitivity of the Company's current and future earnings and capital to changes in the level of market interest rates. The Bank's exposure to interest rate risk results from, among other things, the difference in maturities on interest-earning assets and interest-bearing liabilities. Since the Bank's assets currently have a longer maturity than its liabilities, the Bank's earnings could be negatively impacted during a period of rising interest rates and conversely positively impacted during a period of falling interest rates. The relationship between the interest rate sensitivity of the Bank's assets and liabilities is continually monitored by management. In this regard, the Bank emphasizes the origination of adjustable rate assets for portfolio while originating longer term fixed rate assets for resale. At March 31, 1998, approximately 95% of the Bank's loan portfolio excluding loans held for sale was comprised of adjustable rate loans. Additionally, the origination level of fixed rate assets are continually monitored and if deemed appropriate, the Bank will enter into forward commitments for the sale of these assets to ensure the Bank is not exposed to undue interest rate risk.

The Bank utilizes its investment and mortgage-backed portfolio in managing its liquidity and therefore seeks securities with a stated or estimated duration of less than five years. These securities are readily marketable and provide the Bank with a cash flow stream to fund asset growth or liability maturities.

A significant portion of the Bank's assets have been funded with CDs, including jumbo CDs. Unlike other deposit products such as checking and savings accounts, CDs carry a high degree of interest rate sensitivity and therefore, their renewal will vary based on the competitiveness of the Bank's interest rates. The Bank has attempted to price its CDs to be competitive at the shorter maturities (i.e., maturities of less than one year) in order to better match the repricing characteristics of portfolio loans and the anticipated holding period for loans held for sale. At March 31, 1998, approximately 84% of the Bank's deposits were CDs.

The Bank utilizes borrowings from the FHLB and collateralized repurchase agreements in managing its interest rate risk and as a tool to augment deposits in funding asset growth. The Bank may utilize these funding sources to better match its longer term repricing assets (i.e., between one and five years).

The nature of the Bank's current operations is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Company nor the Bank owns any trading assets. At March 31, 1998, the Bank did not have any hedging transactions in place, such as interest rate swaps, caps or floors.

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

Gap analysis is a useful measurement of asset and liability management; however, it is difficult to predict the effect of changing interest rates based solely on this measure. An additional analysis required by the Office of Thrift Supervision ("OTS") and generated quarterly is the OTS Interest Rate Exposure Report. This report forecasts changes in the Bank's market value of portfolio equity ("MVPE") under alternative interest rate environments. The MVPE is defined as the net present value of the Bank's existing assets, liabilities and off-balance sheet instruments.

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

         None

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (A)      Exhibits
                  Those exhibits previously filed with the Securities and Exchange Commission as required by Item 601 of Regulation S-K, are incorporated herein by reference in accordance with the provision of Rule 12b-32.

         Exhibit No.
         -----------

         27.      Financial Data Schedule

         (B)      Reports on Form 8-K

                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   Crusader Holding Corporation


Date: May 15, 1998                 By: /s/  Thomas J. Knox
                                   -------------------
                                   Thomas J. Knox
                                   Chairman and Chief Executive Officer
                                   (Principal Executive Officer)




Date: May 15, 1998                 By: /s/  Joseph T. Crowley
                                   ----------------------
                                   Joseph T. Crowley
                                   Vice President and Chief Financial Officer
                                   (Principal Accounting and Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.                     Exhibit
-----------                     -------
   27                           Financial Data Schedule