Form 10-K
period 1998-06-30
CRUSADER HOLDING CORP
filed 1998-09-28
CIK 1050992

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
  /X/          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1998

                                      OR

 / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______to______

                        Commission File Number 0-23663

                         CRUSADER HOLDING CORPORATION
            (Exact name of registrant as specified in its charter)


                    Pennsylvania                       23-2562545
            (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)         Identification No.)
                   1230 Walnut Street                    19107
                    Philadelphia, PA                  (Zip Code)
        (Address of principal executive offices)

      Registrant's telephone number, including area code: (215) 893-1500
                                 ------------
         Securities registered pursuant to Section 12 (b) of the Act:


  Title of each class              Name of each exchange on which registered

-------------------------------  ----------------------------------------------

-------------------------------  ----------------------------------------------

         Securities registered pursuant to Section 12 (g) of the Act:

                    Common Stock, par value $0.01 per share
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or Section 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes /X/   No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. / /

     Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon closing sale price as quoted on the NASDAQ Stock Market on September 15, 1998: $46,948,174.

     As of September 15, 1998, 3,832,504 shares of the registrant's common stock were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be filed not later than 120 days after the close of the fiscal year are incorporated by reference in this Report on Form 10-K.
================================================================================

                                    Part I


Item 1. Business

General

     Crusader Holding Corporation (the "Company"), a Pennsylvania corporation established in 1988 and headquartered in Philadelphia, Pennsylvania, is the holding company for Crusader Savings Bank, FSB (the "Bank"), a federally chartered savings bank. Currently, all of the Company's business activities are conducted through the Bank. At June 30, 1998, the Company had total assets of $202.0 million, total deposits of $118.8 million and total shareholders' equity of $23.2 million. The Bank's deposits are federally insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") to the maximum extent permitted by law. As a savings and loan holding company, the Company is subject to the supervision and regulation of the Office of Thrift Supervision ("OTS").

     The Bank provides community banking services through two branches and two ATMs in Philadelphia, and has focused primarily on mortgage lending for residential and multi-family housing and commercial real estate. In the latter part of 1995, management began to refocus the Company and developed a plan designed to expand its operations and grow its assets and profitability. The Company's strategy is to maintain a core banking operation that provides a growing stream of income enhanced by engaging in various specialty lending and product niche activities designed to provide the Company with significantly higher risk-adjusted rates of return. These activities currently include the origination and acquisition for resale of nonconforming credit residential mortgages ("Nonconforming Mortgages"), the origination of loans guaranteed by the U.S. Small Business Administration ("SBA") and the acquisition of delinquent property tax liens.

     The Company intends to monitor on an ongoing basis the risk/reward characteristics of each of its specialty lending and product niche activities in order to determine whether to expand, maintain or discontinue such activity. The Company may also elect to pursue additional specialty lending and product niche activities.


History

     The Bank was founded in 1943 and acquired by the Company in 1989. Through 1995, the Bank operated exclusively as a community savings bank, accepting deposits from the public and investing the proceeds in investment securities and loans, primarily adjustable rate conforming residential mortgage loans. The Bank also originated fixed rate mortgages for resale in the secondary market, earning a fee in connection with such resales, and offered ancillary residential loan products such as home equity lines of credit. In 1994, the Bank opened its Center City, Philadelphia branch and, in 1995, began to focus on the origination of commercial real estate loans.


     The Company has grown its assets from $63.6 million as of June 30, 1995 to $202.0 million as of June 30, 1998. During this period, the Company has grown its core banking income by increasing its net interest income and controlling its operating expenses. While increasing its net interest income from $1.4 million for fiscal year 1996 to $2.8 million for fiscal year 1997 and to $6.0 million for fiscal year 1998, the Company contained the growth in its core non-interest expenses (operating expenses exclusive of the SAIF assessment and Crusader Mortgage Corporation ("CMC") Nonconforming Mortgage banking expenses) from $1.6 million (2.47% of average assets) for fiscal year 1996 to $1.7 million (1.70% of average assets) for fiscal year 1997 and $2.1 million (1.24% of average assets) for fiscal year 1998.


The Subsidiaries


     The Bank's approach to developing certain of its specialty lending and product niche activities has been to establish and expand them through majority-owned subsidiaries, with minority interests issued to one or more individuals with significant experience in the business. This allows the subsidiary to combine the Bank's financial resources and competitive advantages with the experience and knowledge of the minority owner-operator. Under the typical arrangement, the Bank owns at least 51% of the subsidiary and funds the loans the subsidiary generates at a cost to the subsidiary equal to the Bank's cost of funds plus 250 basis points. The minority shareholder does not receive any monetary benefit from the subsidiary until such time as the subsidiary's results of operations reflect a profit. This approach allows the Bank to enter a new business line with an experienced manager who is incented to maximize the subsidiary's profitability. The Bank closely monitors the operations and activities of each subsidiary, in turn providing management, accounting, back office and marketing support to the subsidiary. The Bank, in concert with the minority shareholders, has developed strict underwriting and operating guidelines for each subsidiary, and closely monitors compliance with such guidelines through the review of loans prior to funding.

     Currently, the Bank's operating subsidiaries are as follows:

     Crusader Servicing Corporation ("CSC") is a 60% owned subsidiary that commenced operations in August 1996, and acquires, through auction, delinquent property tax liens in various jurisdictions, assuming a lien position that is generally superior to any mortgage liens on the property, and obtaining certain foreclosure rights as defined by local statute.

     Crusader Mortgage Corporation of Delaware ("CMCD") is a 51% owned subsidiary formed in October 1997 in conjunction with the shareholder of Merit Financial Corporation, a licensed mortgage broker operating principally in Delaware, to assume the operations previously conducted by Merit. CMCD maintains a conforming and nonconforming residential mortgage lending operation in Wilmington, Delaware.

     National Chinese Mortgage Corporation ("NCM") is a 51% owned subsidiary formed in December 1997 in conjunction with Dr. Haiching Zhao, the sole shareholder of National Chinese Service Corporation ("NCSC"), a company that focuses on marketing financial services products to the U.S. Chinese community. NCM markets residential mortgage loans on an affinity group basis to the U.S. Chinese community.

     CMC was originally a 51% owned subsidiary that commenced operations in July 1996, for which the Bank originates and acquires nonconforming residential mortgage loans and services such loans until they are sold in larger pools, on average within 90 days. The Bank increased its ownership position in CMC to 67.5% in September 1997 and to 100% in November 1997.

     The Bank also has a wholly-owned subsidiary, Quest Holding Corporation ("QUEST"), that periodically holds title to the real estate holdings of the Bank acquired through foreclosure, pending resale of such property. In addition, QUEST is a 50% owner of an office building purchased in December 1996 for $410,000 that includes the offices of CMC, with the other 50% owned by Ronald L. Caplan, who is a director of the Company and of the Bank.

     A brief description of each of the Bank's primary product lines and services follows:

Core Banking Activities

Conforming Credit Residential Lending

     Generally, the Bank's conforming residential lending approach has complied with the Federal National Mortgage Association ("FNMA") underwriting standards with respect to credit, debt ratios and documentation. Loans in excess of an 80% loan-to-value ("LTV") ratio carry private mortgage insurance. Generally, to avoid interest rate risk, all fixed rate mortgages are originated for resale in the secondary market, and the Bank earns a fee in connection with such resale. Adjustable rate mortgages, depending upon size, are either sold or retained in the Bank's portfolio. The Bank also offers a full line of single family construction loans, rehabilitation loans and home equity lines of credit.

     During fiscal year 1998, the Bank developed several initiatives to grow and enhance the profitability of its conforming mortgage banking operations. In October 1997, the Bank formed CMCD to generate retail loan production in Delaware and to market conforming mortgage products to the network of brokers established by CMC for its Nonconforming Mortgage products. In December 1997, the Bank formed NCM to market residential mortgage loans on an affinity group basis to the U.S. Chinese community. CMCD and NCM began generating loan activity in the quarter ended March 31, 1998 and experienced significant increases in volume during the quarter ended June 30, 1998.

Commercial Real Estate Lending

     The Bank's Commercial Real Estate lending activities consist of loans secured by apartment buildings, small office buildings and mixed use properties and occasionally commercial loans secured by non-real estate collateral. The Bank believes these loans are generally less risky than commercial real estate loans secured by a property with a single business user, where the ability of the borrower to repay is dependent upon the operations of the business. The Bank's Commercial Real Estate loans are generally secured by real estate located principally in the Philadelphia metropolitan area, and in certain cases, in southern and central New Jersey and Delaware. The loans are underwritten in accordance with strict debt service and LTV guidelines, generally with maximum LTVs of up to 75%. The Bank typically requires personal guarantees on Commercial Real Estate loans. The Bank will sometimes permit a borrower to supplement or substitute marketable securities or other property as collateral for Commercial Real Estate loans in accordance with prescribed guidelines. All Commercial Real Estate loans are approved by the Loan Committee of the Bank's Board of Directors (the "Bank Loan Committee").

     The Bank has emphasized Commercial Real Estate loans ranging in size between $500,000 and $2.5 million. The Bank believes this is an underserved portion of the market, and not subject to the intense competition present with respect to Commercial Real Estate loans in excess of $2.5 million. This has allowed the Bank to generate an adequate volume of Commercial Real Estate loans without generally varying from its strict underwriting guidelines and its policy of requiring a personal guarantee on all Commercial Real Estate loans.

     The Bank's Commercial Real Estate loans provide primarily for fixed interest rates during an initial period ranging from one year to five years. At the end of the initial period, the interest rate adjusts to a specified margin over the prevailing U.S. Treasury rate for the ensuing period. The Bank's Commercial Real Estate loan portfolio has been priced to provide an average spread of at least 300 basis points over the comparable Treasury securities at time of origination. At June 30, 1998, the Bank's Commercial Real Estate Loan portfolio aggregated $58.7 million, an increase of $30.6 million as compared to the prior year.

Small Business Administration Lending

     The Bank is an approved SBA lender. Under this program, the SBA guarantees up to 75% (80% for loans under $100,000) of the outstanding loan balance of an approved SBA loan. Because the loans are generally collateralized by real estate or other assets, the ultimate risk of loss is reduced substantially, as any collateral recoveries are realized by the lending institution on a pro-rata basis in accordance with the non-guaranteed percentage of the loan balance. Interest rates on the Bank's SBA loans generally float based on the prime rate, with typical average margins above prime of 175 to 275 basis points. Thus, the Bank is able to earn above average interest rates on the full balance of the loans, while generally limiting its exposure to a maximum of 20% to 25% of the outstanding balance, which exposure is further reduced by its share of recoveries.

     Because the guaranteed portion of an SBA loan is backed by the full faith and credit of the U.S. Government, this portion can be sold as a security, generating gains on sale of up to 10% of the guaranteed principal balances. The sale of the guaranteed portion is generally without recourse and without exposure with respect to prepayment of the loan.

     Despite its reduced exposure, the Bank adheres to strict underwriting guidelines with respect to its origination of SBA loans, including obtaining personal guarantees from the borrower's principals. All SBA loans require the approval of the Bank Loan Committee. The Bank utilizes the SBA program primarily to make commercial loans to single business users of properties and to make certain loans that do not fit into its traditional underwriting criteria, such as lending to restaurants and new businesses.

Funding of Assets

     The Bank has funded its assets through the generation of deposits at its two branches, and through borrowings from the Federal Home Loan Bank ("FHLB") and collateralized borrowings against its securities portfolio. Management closely monitors rates and terms of competing sources of funds on a regular basis and attempts to utilize the sources that are the most cost effective.

     The Bank offers a full array of deposit products through its two branches including checking accounts, certificates of deposit, money market funds and statement savings accounts. The Bank also offers ancillary products such as merchant credit card services, and has two full service Automated Teller Machines.

     Approximately 83% of the Bank's deposits are represented by CDs, primarily marketed through its branches and through financial planners and brokers. While the Bank has attracted deposits by paying interest rates slightly higher than generally offered in the retail market, this has allowed the Company to focus on the implementation of its business strategy, including the development of its specialty lending and product niche activities, and to control its core non-interest expenses. For details of the Bank's deposits by product type and maturity dates, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Deposits."

Specialty Lending and Product Niche Activities

Nonconforming Credit (B/C) Residential Mortgage Lending

     The Bank originates and acquires Nonconforming Mortgages for subsequent resale on behalf of CMC. Nonconforming Mortgages are those that generally do not conform to agency underwriting guidelines, whether due to poor credit histories, the absence of a credit history, excessive debt-to-income ratios, inability to verify the borrower's income, refinance cash-out exceptions or a variety of other agency guideline exceptions. In exchange for the additional lender risk associated with these loans, nonconforming borrowers generally are required to pay a higher interest rate, and depending upon the severity of the credit history, a lower LTV may be required than for a conforming borrower.

     The Bank generally originates and acquires Nonconforming Mortgages with the intention of holding the loans for on average 90 days and in turn selling them in larger pools to institutional investors. In connection with such sales, the Bank earns a cash premium on the unpaid principal balance of the loans, generally equal to a designated multiple of the excess of the weighted average interest rate of the loan pool over the interest rate required by the institutional investor for the mix of loans delivered. The Bank does not securitize its Nonconforming Mortgages and thus does not have any exposure in its financial statements to "gain on sale" securitization accounting.

     Currently, Nonconforming loans and their related servicing rights are sold on a non-recourse basis pursuant to agreements containing customary representations and warranties by the Bank regarding the underwriting criteria and the origination process. The Bank, therefore, could be required to repurchase a loan in the event of a breach of its representations and warranties. In addition, in certain of its agreements, the Bank is required to repurchase a loan in the event of a default on the first monthly payment due the purchaser, and to refund a portion of the premium received with respect to a loan if the loan is prepaid in full during the first year after it is sold (such portion declines ratably to zero by the end of the year). However, absent a breach of its representations and warranties or, if applicable, a first payment default, the Bank has no exposure with respect to losses incurred by the purchaser with respect to a default by the borrower. To date, the Bank has not repurchased any nonconforming loans previously sold, although there is no assurance that it will not be required to do so in the future.

     Historically, the Bank has favored whole loan sales over securitizations because it realizes cash revenues on the sale of its loans and retains no risks, other than as described above, with respect to the loans sold. A company that securitizes its loans generally obtains its "premium" in the form of a retained interest in certain future revenues of the securitization trust, and generally recognizes a receivable for the estimated present value of such future revenues. However, the realization of such receivable is subject to the actual payment experience of the loan pool. While the securitizer's loans are eliminated from its balance sheet upon securitization, typically the securitizer retains a level of default and prepayment risk on the outstanding loans it is servicing. Some securitizers have incurred substantial write-downs of their securitization receivables due to adverse default and prepayment experience. The Bank does not retain these risks and, since it sells its loans with their related servicing rights, it does not retain any risk with respect to the ongoing valuation of servicing rights. The Bank from time to time monitors and evaluates the economics and relative risk/reward characteristics of whole loan sales and securitizations.

     The Bank offers a wide array of nonconforming mortgage products in accordance with its own internal underwriting guidelines, including fixed rate first and second mortgages, various types of adjustable rate products, high LTV products, reduced documentation loans and loans secured by non-owner occupied properties. The Bank has originated its loans primarily through its own mortgage originators and through a network of independent mortgage brokerage and banking firms meeting the Bank's approval criteria ("Brokers"). The Bank believes that the utilization of small independent Brokers represents the most cost effective approach for the Bank. By offering a more comprehensive array of products, excellent service and quick approval and documentation turn-around, the Bank strives to be the sole or dominant origination source for each of its Brokers.

     In addition to the revenues derived from the sale of nonconforming loans, the Bank also earns net interest income on the loans until their subsequent sale. As of June 30, 1998, the weighted average interest rate on the Bank's nonconforming loan portfolio available for sale was 11.11%. This resulted in an annualized spread of approximately 570 basis points on the nonconforming loan portfolio pending sale.

Delinquent Property Tax Liens/Certificates

     Through its 60% owned subsidiary, CSC, the Bank acquires, at auction or through assignment, delinquent property tax certificates in various jurisdictions that sell such certificates. The procedures for the sale and purchase of property tax certificates are defined by local law, but generally, in exchange for paying the outstanding property taxes and penalties, the purchaser assumes a lien position on the property that is superior to any mortgage lien. After a specified holding period, the purchaser has the right to commence strict foreclosure proceedings, under which the purchaser will receive title to the property free and clear of any liens, regardless of the relationship between the property value and the property tax lien. Prior to such strict foreclosure, the property owner and/or junior lien holders have the right to redeem the certificate by paying the amount expended by the tax certificate holder, plus interest and/or penalties as defined by local statute. Since the outstanding property taxes are generally a small percentage of the property value, there is an incentive for a junior lien holder or property owner to redeem the certificate prior to strict foreclosure, as they will not otherwise share in the excess of the property value over the property tax lien amount.

     CSC is currently focusing its efforts in New Jersey and Connecticut, although it is exploring other states. While the effective rate of return (increase in redemption value) of each individual tax lien will vary, CSC has on average been able to earn approximately a 14% yield with effective LTVs significantly below the Bank's prevailing lending standards. In New Jersey, by virtue of acquiring a tax lien, CSC also obtains the right to pay any future unpaid delinquent property taxes, and, once paid, is statutorily entitled to interest up to 18% annually on such future delinquent taxes.

     Prior to bidding at any auctions, CSC conducts due diligence on available properties in accordance with internal guidelines, such as the review of property types, appraised values and lien searches and, depending upon size, will physically inspect the property. As of June 30, 1998, CSC had a portfolio of $4.5 million of delinquent property tax certificates.

                           SUPERVISION AND REGULATION

     The Bank is chartered as a federal savings bank under the Home Owners' Loan Act, as amended (the "HOLA"), which is implemented by regulations adopted and administered by the OTS. As a federal savings bank, the Bank is subject to regulation, supervision and regular examination by the OTS. The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. Federal banking laws and regulations control, among other things, the Bank's investments, loans, required reserves, mergers and consolidations, payment of dividends and other aspects of the Bank's operations. The deposits of the Bank are insured by the SAIF administered by the FDIC to the maximum extent provided by law ($100,000 for each depositor). In addition, the FDIC has certain regulatory and examination authority over OTS-regulated savings institutions and may recommend enforcement actions against savings institutions to the OTS. The supervision and regulation of the Bank is intended primarily for the protection of the SAIF and the Bank's depositors rather than the Company or its shareholders.

     As a savings and loan holding company, the Company is registered with the OTS and subject to OTS regulation and supervision under the HOLA.

     The following discussion is intended to be a summary of certain statutes, rules and regulations affecting the Bank and the Company. A number of other statutes and regulations have an impact on their operations. The following summary of applicable statutes and regulations does not purport to be complete and is qualified in its entirety by reference to relevant statutes and regulations.

Regulation of the Bank

     Business Activities. The Bank derives its lending and investment powers from the HOLA and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of commercial paper and debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities reasonably related to the business of financial institutions but not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations.

     Branching. Subject to certain limitations, OTS regulations currently permit a federally chartered savings institution like the Bank to establish branches in any state of the United States, provided that the federal savings institution qualifies as a "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"), or is a "qualified thrift lender" under HOLA. See " -- Qualified Thrift Lender Test." The Bank has no current plans to establish any branch outside Pennsylvania although its authority to establish interstate branches could facilitate a geographic diversification in the future.

     Regulatory Capital. The OTS has adopted capital adequacy regulations that require savings institutions such as the Bank to meet three minimum capital standards: a "core" capital requirement of 3% of adjusted total assets, a "tangible" capital requirement of 1.5% of adjusted total assets, and a "risk-based" capital requirement of 8% of total risk-based capital to total risk-weighted assets. In addition, the OTS has adopted regulations imposing certain restrictions on savings institutions that have a total risk-based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total assets of less than 4% (or 3% if the institution is rated Composite 1 under the CAMEL examination rating system). See "--Prompt Corrective Regulatory Action."

     The core capital, or "leverage ratio," requirement mandates that a savings institution maintain core capital equal to at least 3% of its adjusted total assets. "Core capital" includes common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries and certain nonwithdrawable accounts and pledged deposits. Core capital is generally reduced by the amount of the savings institution's intangible assets, with limited exceptions for permissible mortgage servicing rights ("MSRs"), purchased credit card relationships and certain intangible assets arising from prior regulatory accounting practices. Core capital is further reduced by the amount of a savings institution's investments in and loans to subsidiaries engaged in activities not permissible for national banks. At June 30, 1998, the Bank had no such investments.

     The risk-based capital standards of the OTS require maintenance of core capital equal to at least 4% of risk-weighted assets and total capital equal to at least 8% of risk-weighted assets. For purposes of the risk-based capital requirement, "total capital" includes core capital plus supplementary capital up to the amount of core capital. Supplementary capital includes preferred stock that does not qualify as core capital, nonwithdrawable accounts and pledged deposits to the extent not included in core capital, perpetual and mandatory convertible subordinated debt and maturing capital instruments meeting specified requirements and a portion of the institution's loan and lease loss allowance.

     The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after the dollar amount of each such asset and item is multiplied by an assigned risk weight, which ranges from 0% to 100% as assigned by the OTS capital regulations based on the risks the OTS believes are inherent in the type of asset or off-balance sheet item.

     The OTS risk-based capital regulation also includes an interest rate risk ("IRR") component that requires savings institutions with greater than normal IRR, when determining compliance with the risk-based capital requirements, to maintain additional total capital. The OTS has, however, indefinitely deferred enforcement of its IRR requirements.

     Prompt Corrective Regulatory Action. Under FDICIA, the federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet certain minimum capital requirements, including a leverage limit and a risk-based capital requirement. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to become undercapitalized. As required by FDICIA, banking regulators, including the OTS, have issued regulations that classify insured depository institutions by capital levels and provide that the applicable agency will take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital standards.

     Under the joint prompt corrective action regulations, a "well-capitalized" institution is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a ratio of Tier 1 capital to total assets ("leverage ratio") of 5%. An "adequately capitalized" institution is one that does not qualify as "well capitalized" but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the institution has the highest composite examination rating. An institution not meeting these criteria is treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which its capital levels are below these standards. An institution that falls within any of the three "undercapitalized" categories will be subject to certain severe regulatory sanctions required by FDICIA and the implementing regulations. As of June 30, 1998, the Bank was "well-capitalized" as defined by the regulations, with a total risk-based capital ratio of 21.09%, a Tier 1 risk-based capital ratio of 20.30% and a leverage ratio of 11.00%.

     Federal Deposit Insurance. The Bank is required to pay assessments, based on a percentage of its insured deposits, to the FDIC for insurance of its deposits by the SAIF.

     Under the FDIC's risk-based deposit insurance assessment system, the insurance assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution. Institutions are assigned by the FDIC to one of three capital groups -- well-capitalized, adequately capitalized, or undercapitalized -- and, within each capital category, to one of three supervisory subgroups. Unless permitted by the FDIC or required by law, insured institutions may not state their assessment risk classification in any advertisement or promotional material.

     In order to recapitalize the SAIF and to equalize the deposit insurance premiums paid by SAIF-insured institutions and institutions with deposits insured by the Bank Insurance Fund, Congress enacted the Deposit Insurance Funds Act of 1996 (the "1996 Act"), which authorized the FDIC to impose a one-time special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF to the statutorily designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points per $100 of each institution's SAIF-assessable deposits as of March 31, 1995. The 1996 Act provides that the amount of the special assessment will be deductible for federal income tax purposes for the taxable year in which the special assessment is paid.

     As a result of the recapitalization of the SAIF by the 1996 Act, the FDIC reduced the insurance assessment rate for SAIF-assessable deposits for periods beginning October 1, 1996. For the first half of 1997, the FDIC set the effective insurance assessment rates for SAIF-insured institutions, such as the Bank, at zero to 27 basis points. In addition, SAIF-insured institutions will be required, until December 31, 1999, to pay assessments to the FDIC at an annual rate of between 6.0 and 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to recapitalize the predecessor to the SAIF. During this period, BIF member banks will be assessed for payment of the FICO obligations at one-fifth the annual rate applicable to SAIF member institutions. After December 31, 1999, BIF and SAIF members will be assessed at the same rate (currently estimated at approximately 2.4 basis points) to service the FICO obligations.

     The 1996 Act also provides that the FDIC may not assess regular insurance assessments for the SAIF unless required to maintain or to achieve the designated reserve ratio of 1.25%, except for such assessments on those institutions that are not classified as "well-capitalized" or that have been found to have "moderately severe" or "unsatisfactory" financial, operational or compliance weaknesses. The Bank is classified as "well-capitalized" and has not been found by the OTS to have such supervisory weaknesses.

     Qualified Thrift Lender Test. The HOLA and OTS regulations require all savings institutions to satisfy one of two Qualified Thrift Lender ("QTL") tests or to suffer a number of sanctions, including restrictions on activities. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans, and investments in premises of the institution or (ii) satisfy the HOLA's QTL test by maintaining at least 65% of "portfolio assets" in certain "Qualified Thrift Investments." For purposes of the HOLA's QTL test, portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of (a) loans or securities related to domestic residential housing or manufactured housing, (b) loans to small businesses, student loans and credit card loans and (c) subject to a limitation equal to 20% of portfolio assets, 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, 100% of consumer loans (not described above) and certain other assets, 200% of their investments in loans to finance "starter homes" (with purchase prices not exceeding 60% of median value) and loans for construction, development or improvement of housing and community service facilities or for financing small business in "credit needy" areas.

     A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. An initial failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its Federal Home Loan Bank. If a savings institution does not requalify under the QTL test within the three-year period after it fails the QTL test, it would be required to terminate any activity (and dispose of any investment) not permissible for a national bank and repay as promptly as possible any outstanding advances from its Federal Home Loan Bank. In addition, the holding company of such an institution, such as the Company, would be required to register as a bank holding company with the Federal Reserve Board. At June 30, 1998, the Bank qualified as a QTL.

     Safety and Soundness Standards. FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, requires the OTS, together with the other federal bank regulatory agencies, to prescribe standards, by regulation or guideline, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation, and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. The OTS and the federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to the statute. In general, guidelines adopted by the OTS require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder.

     In addition, on July 10, 1995, the OTS and the federal bank regulatory agencies proposed guidelines for asset quality and earnings standards. Under the proposed standards, a savings institution would be required to maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards, in the form proposed by banking agencies, would not have a material effect on the operations of the Bank.

     Limitations on Capital Distributions. OTS regulations impose limitations upon capital distributions by a savings institution, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. A savings institution must give notice to the OTS at least 30 days before a proposed capital distribution. A savings institution that has capital in excess of all regulatory capital requirements before and after a proposed capital distribution and that is not otherwise restricted in making capital distributions, may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (a) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its capital requirements) at the beginning of the calendar year, or (b) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior OTS approval. In addition, under the OTC's prompt corrective action regulations, the Bank would be prohibited from paying dividends if the Bank were classified as "undercapitalized" under such rules. See "-- Prompt Corrective Regulatory Action." Finally, earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of dividends or other distributions to the Company without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions.

     Community Reinvestment. Under the Community Reinvestment Act (the "CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial associations nor does it limit an institution's discretion to develop the types of products and services that it believes are best- suited to its particular community. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in evaluating certain applications by such institution. The CRA also requires all associations to publicly disclose their CRA rating. The Bank received a CRA rating of "satisfactory" in its most recent examination.

     Federal Home Loan Bank System. The FHLB System consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. At June 30, 1998, the Bank was in compliance with this requirement. Long-term FHLB advances may only be made for the purpose of providing funds for residential housing finance. At June 30, 1998, the Bank had $49.2 million of total advances outstanding from the FHLB.

     Federal Reserve System. Federal Reserve regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily regular checking and NOW accounts). The Bank is in compliance with these regulations. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve, the effect of the reserve requirements is to reduce the Bank's interest-earning assets. FHLB system members are also authorized to borrow from the Federal Reserve, but applicable regulations require associations to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Regulation of the Company

     The Company is a savings and loan holding company under the HOLA and, as such, is subject to OTS regulation, supervision and examination. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries and may restrict or prohibit activities that are determined to represent a serious risk to the safety, soundness or stability of the Bank or any other subsidiary savings institution.

     Under the HOLA, a savings and loan holding company is required to obtain the prior approval of the OTS before acquiring another savings institution or savings and loan holding company. A savings and loan holding company may not
(i) acquire, with certain exceptions, more than 5% of a non-subsidiary savings institution or a non-subsidiary savings and loan holding company; or (ii) acquire or retain control of a depository institution that is not insured by the FDIC. In addition, while the Bank generally may acquire a savings institution by merger in any state without restriction by state law, the Company could acquire control of an additional savings institution in a state other than Pennsylvania only if such acquisition is permitted under the laws of the target institution's home state. As a unitary savings and loan holding company, the Company generally will not be subject to any restriction as to the types of business activities in which it may engage, provided that the Bank continues to satisfy the QTL test. See "-- Regulation of the Bank -- Qualified Thrift Lender Test."

     Upon any non-supervisory acquisition by the Company of another savings institution that is held as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be subject to limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under the Bank Holding Company Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

Employees

     At September 15, 1998, the Company employed 91 persons. The Company is not subject to any collective bargaing agreements and believes that its relationship with its employees is good.

Item 2. Properties

     The Company's headquarters are located at 1230 Walnut Street in Philadelphia, Pennsylvania. The Bank operates from two branch offices, one of which is located at the Company's headquarters and the other is located at 6526 Castor Avenue in Philadelphia. The Bank leases its Walnut Street and Castor Avenue locations under lease agreements with terms expiring in 2014 and 1999, respectively, assuming the Bank exercises all of its options to renew such leases. The Walnut Street location is leased from Walnut Square Partners, a partnership controlled by Ronald L. Caplan, a director of the Company and the Bank. In addition, CMC leases space at a building owned by 1334 Walnut Street Partners, a partnership controlled by Mr. Caplan and QUEST, a wholly-owned subsidiary of the Bank.

Item 3. Legal Proceedings

     There are various claims and lawsuits in which the Company or the Bank are periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. In the opinion of management, there are no material pending claims or lawsuits.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                   Part II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company consummated an initial public offering of its Common Stock, par value $0.01 per share, in February 1998 with underwriters exercising a 15% over-allotment option in March 1998. The Company's Common Stock is traded on the Nasdaq Stock Market under the symbol "CRSB". As of September 15, 1998, there were approximately 984 beneficial owners of the Company's Common Stock. The following table sets forth, on a quarterly basis, the high and low closing bid prices for the Company's Common Stock since consummation of the IPO. The Company has not paid any cash dividends.


Quarter Ended           High          Low
------------------   -----------   -----------
March 31, 1998        $ 14.40       $ 14.17
June 30, 1998         $ 16.90       $ 14.52

Item 6. Selected Consolidated Financial Data

     The following selected consolidated financial data with respect to the Company's income statements for the fiscal years ended June 30, 1996, 1997 and 1998 and with respect to the Company's balance sheets at June 30, 1997 and 1998 are derived from the audited Consolidated Financial Statements of the Company which are included elsewhere in this report and are qualified by reference to such Consolidated Financial Statements and the related Notes thereto. Selected Results of Operations data for the fiscal years ended June 30, 1994 and 1995 and Selected Balance Sheet data at June 30, 1994, 1995 and 1996 are derived from Consolidated Financial Statements of the Company not included herein. This selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with the Consolidated Financial Statements, the related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.


                                                               At or for the Year Ended June 30,
                                             ----------------------------------------------------------------------
                                                 1998           1997           1996          1995          1994
                                             ------------   ------------   ------------   ----------   ------------
                                                      (In thousands, except per share amounts and ratios)
Selected Results of Operations:
 Interest income .........................     $ 14,521       $  7,919       $  4,973      $ 3,773       $  2,351
 Interest expense ........................        8,485          5,130          3,559        2,681          1,335
 Net interest income .....................        6,036          2,789          1,414        1,092          1,016
 Provision for loan losses ...............          385             58             42           30             30
 Total non-interest income ...............        5,013          1,585            417          199            644
   CMC non-interest income ...............        4,199          1,074              0            0              0
 Total non-interest expenses .............        4,747          2,862          1,616        1,346          1,170
   Core non-interest expenses ............        2,067          1,680          1,616        1,346          1,170
   CMC expenses ..........................        2,628            886              0            0              0
   CMC goodwill amortization .............           52              0              0            0              0
   SAIF special assessment(2) ............            0            296              0            0              0
 Minority interest in earnings ...........           72             12              0            0              0
 Income tax expense (benefit)(3) .........        2,109            480             61          (20)           211
 Net income (loss) from continuing
   operations ............................        3,736            962            112          (65)           249
 Income from discontinued
   operations(4) .........................            0              0              0            0            301
 Cumulative effect of change in
   accounting principle(3) ...............            0              0              0            0             83
 Net income (loss) .......................        3,736            962            112          (65)           633
 Net income (loss), excluding SAIF
   assessment(2) .........................        3,736          1,154            112          (65)           633

Per Share Data:(5)
 Income (loss) from continuing
   operations per share ..................         1.27           0.44           0.07        (0.04)          0.17
 Weighted average shares outstanding .....        2,948          2,188          1,680        1,470          1,470

Selected Balance Sheet Data:
 Total assets ............................     $202,034       $117,093       $ 81,307      $63,550       $ 39,243
 Investment and mortgage-backed
   securities(9) .........................       17,551         22,343         22,097       16,651         12,770
 Loans held for sale .....................       48,389          6,244          1,659        1,550            738
 Loans receivable net ....................      120,984         85,992         53,604       43,616         24,471
 Deposits ................................      118,831         95,906         59,624       47,530         27,180
 Borrowings ..............................       57,430         14,730         16,651       12,097          9,402
 Shareholders' notes .....................           --          2,990          2,918        1,970            880
 Shareholders' equity(1) .................       23,223          2,895          1,512        1,197          1,238

                                                               At or for the Year Ended June 30,
                                               -----------------------------------------------------------------
                                                  1998         1997         1996           1995          1994
                                               ----------   ----------   ----------   -------------   ----------
                                                      (In thousands, except per share amounts and ratios)
Performance Ratios:(6)
 Return on average assets ..................       2.24%        0.97%        0.17%         (0.12)%        0.86%
 Net yield on interest-earning assets ......       3.70%        2.89%        2.23%          2.08%         3.12%
 Return on average invested capital(7) .....      30.17%       16.35%        2.53%         (2.05)%       11.76%
 Non-interest expenses, excluding
   CMC expenses and SAIF
   assessment, to average assets(2) ........       1.24%        1.70%        2.47%          2.48%         4.05%

Asset Quality Ratios:
 Non-performing assets to total assets .....        .67%         .94%        1.29%          1.89%         3.12%
 Non-performing assets to net loans(8)......       1.12%        1.28%        1.96%          2.66%         4.83%
 Allowance for loan losses to total
   non-performing assets(8) ................      63.39%       42.99%       40.87%         32.25%        31.64%
 Allowance for loan losses to net
   loans ...................................       0.71%        0.55%        0.80%          0.86%         1.53%

Capital Ratios:
 Company equity to assets ..................      11.49%        2.45%        1.86%          1.88%         3.15%
 Bank core capital ratio ...................      11.00%        5.12%        5.79%          5.05%         5.30%
 Bank risk-based capital ratio .............      21.09%       10.81%       12.72%         11.65%        12.42%

------------
(1) The Company completed an initial public offering on February 13, 1998 resulting in the issuance of 1,150,000 share of common stock totaling approximately $15.4 million net of offering expense.
(2) In September 1996, the Company incurred a one-time SAIF assessment of $296,000 to recapitalize the fund. Net of related tax effects, this assessment reduced net income by $192,000 for the year ended June 30, 1997.
(3) Effective July 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." The cumulative effect of the adoption of SFAS No. 109 was the recognition of deferred tax assets and an $83,000 reduction of income tax expense for the year ended June 30, 1994.
(4) During the year ended June 30, 1994, the Company sold its conforming residential mortgage servicing portfolio. Net of related tax effects, this resulted in a gain of $301,000 for the year ended June 30, 1994.
(5) Per share amounts have been adjusted to retroactively reflect prior stock dividends, including the 5% stock dividend payable on August 28, 1998 to shareholders of record on August 17, 1998. The Company adopted the provisions of SFAS No. 128, Earnings Per Share, which eliminates primary and fully diluted earnings per share in conjunction with the disclosure of the methodology used in computing earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Prior periods' earnings per share calculations have been restated to reflect the adoption of SFAS No. 128. There is no difference between basic and diluted earnings per share.
(6) Returns are calculated based on income (loss) from continuing operations.
(7) Invested capital is the sum of shareholders' notes and shareholders' equity.
(8) Non-accrual loans are loans past due 90 or more days and on which interest is not being accrued. Non-performing loans are loans past due 90 or more days, including non-accrual loans and loans still accruing interest. Non-performing assets are non-performing loans plus Other Real Estate
    Owned ("OREO"). Effective July 1, 1995, the Company adopted SFAS No. 114, "Accounting for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Loan Recognition and Disclosures." The effect of adoption was not significant to the Company's financial position or results of operations.
(9) Effective July 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The effect of adoption was not material to the Company's financial position or results of operations.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's consolidated financial condition and results of operations and capital resources and liquidity should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere herein. Statements regarding the Company's expectations as to financial results and other aspects of its business set forth herein or otherwise made in writing or orally by the Company may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that might cause or contribute to such differences include, but are not limited to, uncertainty of future profitability, changing economic conditions and monetary policies, uncertainty of interest rates, risks inherent in banking transactions, competition, extent of government regulations, and delay in or failure in obtaining regulatory approvals.

General

     The Company is a holding company operating a federally chartered savings bank. The Bank conducts community banking activities by accepting deposits from the public and investing the proceeds in loans and investment securities. In addition to bank lending products, such as single family conforming credit residential mortgages ("Conforming Residential Mortgages"), home equity loans, multi-family residential and non-residential real estate (collectively, "Commercial Real Estate") loans and SBA loans, the Bank originates or acquires Nonconforming Mortgages that are subsequently resold in larger pools and acquires delinquent property tax liens. In order to manage its liquidity and interest rate risk, the Bank maintains an investment portfolio consisting of bonds and mortgage-backed securities, primarily all of which currently are U.S. Treasury or U.S. Government Agency quality. The Bank's loan and investment portfolios are funded with deposits as well as borrowings from the FHLB or collateralized borrowings secured by the Bank's investment securities. The Bank's earnings are largely dependent upon its net interest income (the difference between what it earns on its loans and investments and what it pays on its deposits and borrowings). In addition to net interest income, the Bank's net income is impacted by its loan loss provision, non-interest income (such as revenues realized by CMC in its Nonconforming Mortgage operation, mortgage banking revenue from the sale of conforming residential mortgage loans and loan, deposit and ATM fees) and non-interest expenses (such as salaries and benefits, professional fees, occupancy costs, deposit insurance premiums and expenses related to CMC Nonconforming Mortgage operations).

Overview

     Through 1995, the Bank primarily engaged in the origination and sale of conforming residential mortgage loans (FNMA fixed rate mortgage loans) and the origination of adjustable rate single family mortgages for its portfolio. The Bank has established and seeks to continue developing a loan referral network consisting of mortgage banking companies affiliated with local realty companies and local realtors with no mortgage company affiliation, as well as smaller mortgage bankers and brokers. In this business, the Bank attempts to distinguish itself from its competition by providing efficient service and offering specialized adjustable rate loan products. Since opening its Center City, Philadelphia branch in 1994, the Bank has been developing a referral base for Commercial Real Estate loans consisting of local realtors and real estate investors, as well as repeat and referral business from existing borrowers. In order to better monitor its loan portfolio, the Bank concentrates its Commercial Real Estate lending in the Philadelphia metropolitan area, consisting of Bucks, Chester, Delaware, Montgomery and Philadelphia counties, as well as Central and Southern New Jersey and Northern Delaware. In order to better compete in this business, the Bank attempts to provide its applicants with quick responses by having a Board Loan Committee which meets on an as needed basis to evaluate loan applications.

     In the fiscal periods through June 30, 1996, the Company experienced minimal returns on assets and equity since, in anticipation of future growth, it maintained a high cost infrastructure relative to its then current asset size. Non-interest expenses as a percentage of assets for fiscal years 1994, 1995 and 1996 were 4.05%, 2.48% and 2.47% respectively. In addition, during this period, the Company grew its assets primarily by adding promotional rate adjustable mortgages that were not profitable during the initial year of origination.

     In the latter part of 1995, management began to refocus the Company and developed a plan designed to grow its assets and profitability. The Company's strategy is to maintain a core banking operation that provides a growing stream of core income enhanced by engaging in various specialty lending and product niche activities designed to provide the Company with significantly higher risk-adjusted rates of return. In July 1996, the Bank formed CMC to originate and acquire for resale Nonconforming Mortgages. Initially, the Bank maintained a 51% controlling interest in CMC which was subsequently increased to 67.5% in September 1997 and to 100% as of November 1997. In August 1996, the Bank formed a 60%-owned subsidiary, Crusader Servicing Corporation ("CSC") to acquire delinquent property tax liens.

     From June 1995 through June 1998, the Company increased its asset base from $63.6 million to $202.0 million, resulting in increased net interest income. In addition, the Bank's specialty lending and product niche activities have produced increasing amounts of non-interest income. Despite the growth in its assets, the Company has emphasized controlling its operating expenses. In this regard, the Company has reduced its ratio of core non-interest expenses (operating expenses exclusive of the SAIF assessment and CMC expenses) to average assets from 2.47% for fiscal year 1996 to 1.70% for fiscal year 1997 and to 1.24% for fiscal year 1998.

     The increase in net interest income resulting from the growth in the Company's asset base, the containment of core non-interest expenses and the increase in non-interest income all have contributed to the Company's higher level of profitability in recent periods.

Results of Operations

     Year ended June 30, 1998 versus year ended June 30, 1997. Net income increased to $3.7 million for the year ended June 30, 1998 as compared to $962,000 for the prior year. Net interest income increased by $3.2 million due primarily to a growth in average earning assets. Non-interest income increased by $3.4 million due primarily to an increase in the Nonconforming Mortgage banking income of CMC, which commenced operations in July 1996. Non-interest expenses increased by $1.9 million. Excluding an increase of $1.8 million in CMC operating expenses and goodwill amortization and the $296,000 one-time SAIF assessment incurred during the prior year period, non-interest expenses increased by $387,000, which is primarily due to the Bank's expansion of staff and related overhead to accommodate for the growth in assets. Subsequent to the recapitalization of SAIF, the ongoing insurance costs were reduced from 0.23% to 0.065% as the Bank is currently charged the rate attributed to institutions with the lowest risk rating. Income taxes were $1.6 million higher due to the increased profitability.

     Year ended June 30, 1997 versus year ended June 30, 1996. Net income increased to $962,000 for the year ended June 30, 1997 as compared to $112,000 for the prior year. Net interest income increased by $1.4 million due primarily to a growth in average earning assets. Non-interest income increased by $1.2 million due primarily to the CMC Nonconforming Mortgage banking income of $1.1 million. Non-interest expenses increased by $1.2 million due principally to expenses of $886,000 associated with the operation of CMC and the one-time SAIF assessment of $296,000. Excluding these two items, non-interest expenses increased by $64,000 resulting primarily from staff expansion. Income taxes increased by $419,000 due to the increased profitability of the Company.

Net Interest Income

     Net interest income is the difference between interest received on the Bank's loans and investment securities ("interest-earning assets") and interest paid on deposits and borrowings ("interest-bearing liabilities"). It is the most significant component of the Bank's operating income and is largely dependent upon the volume and rate earned on interest-earning assets and the volume and rate paid on interest-bearing liabilities.

     The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and rate information for the periods presented. Average balances are derived from daily balances during the indicated periods, except where noted otherwise.

                                                                         Year Ended June 30,
                                              -------------------------------------------------------------------------
                                                              1998                                 1997
                                              ------------------------------------  -----------------------------------
                                                                       (Dollars in thousands)
                                                                          Average                              Average
                                                 Average                   Yield/      Average                  Yield/
                                                 Balance      Interest      Rate       Balance     Interest      Rate
                                              -------------  ----------  ---------  ------------  ----------  ---------
Average assets:
Loans receivable(1) ........................    $ 141,298     $13,109       9.28%    $  74,306      $6,413       8.63%
Investment and mortgage-backed
 securities(2) .............................       21,837       1,412       6.47        22,183       1,506       6.79
                                                ---------     -------       ----     ---------      ------       ----
Total interest-earning assets ..............      163,135      14,521       8.90%       96,489       7,919       8.21%
                                                              -------       ----                    ------       ----
Non-interest-earning assets ................        3,651                                2,254
                                                ---------                            ---------
  Total assets .............................    $ 166,786                            $  98,743
                                                =========                            =========

Average liabilities and
 shareholders' equity:
Non-interest-bearing deposit
 accounts ..................................    $   2,663     $    --         --%    $   1,794      $   --         --%
Interest-bearing deposit accounts ..........      123,038       6,913       5.62        74,403       3,978       5.35
Borrowings .................................       26,060       1,465       5.62        17,267         995       5.76
Shareholders' notes ........................        2,209         107       4.84         2,954         157       5.31
                                                ---------     -------       ----     ---------      ------       ----
Total deposits and interest-bearing
 liabilities ...............................      153,970       8,485       5.51%       96,418       5,130       5.32%
                                                              -------       ----                    ------       ----
Other non-interest-bearing liabilities              2,642                                  141
                                                ---------                            ---------
Total liabilities ..........................      156,612                               96,559
Shareholders' equity(3) ....................       10,174                                2,184
                                                ---------                            ---------
Total liabilities and shareholders'
 equity.....................................    $ 166,786                            $  98,743
                                                =========                            =========
Net interest income ........................                  $ 6,036                               $2,789
                                                              =======                               ======
Interest rate spread .......................                                3.39%                                2.89%
                                                                            ====                                 ====
Net yield on interest-earning-assets
 (net interest margin)(4) ..................                                3.70%                                2.89%
                                                                            ====                                 ====
Ratio of interest-earning assets to
 interest bearing liabilities ..............       106.51%                              101.97%
                                                =========                            =========

                                                      Year Ended June 30,
                                              ------------------------------------
                                                              1996
                                              ------------------------------------
                                                     (Dollars in thousands)
                                                                          Average
                                                 Average                  Yield/
                                                 Balance     Interest      Rate
                                              ------------  ----------  ----------
Average assets:
Loans receivable(1) ........................   $  46,390      $3,903        8.41%
Investment and mortgage-backed
 securities(2) .............................      17,088       1,070        6.26
                                               ---------      ------       -----
Total interest-earning assets ..............      63,478       4,973        7.83%
                                                              ------       -----
Non-interest-earning assets ................       2,014
                                               ---------
  Total assets .............................   $  65,492
                                               =========

Average liabilities and
 shareholders' equity:
Non-interest-bearing deposit
 accounts ..................................   $     812      $   --          --%
Interest-bearing deposit accounts ..........      51,358       2,825        5.50
Borrowings .................................       9,341         543        5.81
Shareholders' notes ........................       1,910         191       10.00
                                               ---------      ------       -----
Total deposits and interest-bearing
 liabilities ...............................      63,421       3,559        5.61%
                                                              ------       -----
Other non-interest-bearing liabilities              790
                                               ---------
Total liabilities ..........................      64,211
Shareholders' equity(3) ....................       1,281
                                               ---------
Total liabilities and shareholders'
 equity.....................................   $  65,492
                                               =========
Net interest income ........................                  $1,414
                                                              ======
Interest rate spread .......................                                2.22%
                                                                           =====
Net yield on interest-earning-assets
 (net interest margin)(4) ..................                                2.23%
                                                                           =====
Ratio of interest-earning assets to
 interest bearing liabilities ..............      101.39%
                                               =========

------------
(1) Average balances include non-accrual loans, interest on which is recognized on a cash basis, and loans held for sale.

(2) Yields are calculated based on the fair value of investment and mortgage-backed securities. Includes interest-bearing deposits at the FHLB.

(3) Averages were computed using month-end balances.

(4) Represents net interest income as a percentage of average interest-earning assets.

     The following table sets forth certain information regarding changes in interest income and interest expense for the periods indicated for each category of interest-earning assets and interest-bearing liabilities. Information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by prior rate), (ii) changes in rate (changes in average rate multiplied by prior average volume), and (iii) changes in rate and volume (changes in average volume multiplied by change in average rate).


                                                     Years Ended June 30,
                                           -----------------------------------------
                                                       1998 versus 1997
                                           -----------------------------------------
                                                      Increase (Decrease)
                                                            Due to
                                           -----------------------------------------
                                                    (Dollars in thousands)
                                                                   Rate/
                                             Volume      Rate     Volume     Total
                                           ----------  --------  --------  ---------
Interest income:
Loans receivable ........................    $5,781     $ 483     $ 432     $6,696
Investment and mortgage-backed
 securities .............................       (23)      (71)      (--)       (94)
                                             ------     -----     -----     ------
Total interest-earning assets ...........     5,758       412       432      6,602
                                             ------     -----     -----     ------
Interest expense:
Deposit accounts ........................     2,602       240        93      2,935
Borrowings ..............................       506       (24)      (12)       470
Shareholders' notes .....................       (40)      (14)        4        (50)
                                             ------     -----     -----     ------
Total interest-bearing liabilities ......     3,068       202        85      3,355
                                             ------     -----     -----     ------
Increase in net interest income .........   $ 2.690     $ 210     $ 347     $3,247
                                            =======     =====     =====     ======

                                                      Years Ended June 30,
                                           -------------------------------------------
                                                        1997 versus 1996
                                           -------------------------------------------
                                                       Increase (Decrease)
                                                             Due to
                                           -------------------------------------------
                                                     (Dollars in thousands)
                                                                    Rate/
                                            Volume      Rate       Volume      Total
                                           --------  ----------  ----------  ---------
Interest income:
Loans receivable ........................   $2,348     $ 103       $  59      $2,510
Investment and mortgage-backed
 securities .............................      317        90          29         436
                                            ------     ------      ------     ------
Total interest-earning assets ...........    2,665       193          88       2,946
                                            ------     ------      ------     ------
Interest expense:
Deposit accounts ........................    1,300       (99)        (48)      1,153
Borrowings ..............................      461          (5)         (4)      452
Shareholders' notes .....................      104       (90)        (48)        (34)
                                            ------     -------     -------    ------
Total interest-bearing liabilities ......    1,865      (194)       (100)      1,571
                                            ------     -------     -------    ------
Increase in net interest income .........   $  800     $ 387       $ 188      $1,375
                                            ======     =======     =======    ======

     Year ended June 30, 1998 versus year ended June 30, 1997. Net interest income increased by $3.2 million or 116.42% for the year ended June 30, 1998 as compared to the prior year. Interest income increased by $6.6 million due primarily to a rise in average outstanding loan balances of $67.0 million and, to a lesser extent, a 0.65% higher average yield earned on loans. The loan growth occurred largely in Commercial Real Estate lending and in Nonconforming Mortgages available for sale. Both of these loan types carry higher yields than Conforming Residential Mortgages which comprised a more significant portion of the loan balance during the prior year period. Interest expense increased by $3.4 million due primarily to an increase in average interest-bearing deposit balances of $48.6 million. Deposits were the primary funding source of the loan growth. The Company's aggregate cost of funds increased to 5.51% as compared to 5.32% for the comparable prior year period. The Company's net yield on interest-earning assets increased to 3.70% as compared to 2.89% for the prior year period. This 0.81% increase was due principally to the Bank's higher yield from loans and an increase in the Company's average shareholders' equity balances resulting from the IPO as well as from the growth in retained earnings.

     Year ended June 30, 1997 versus year ended June 30, 1996. Net interest income increased by $1.4 million or 97.24% for the year ended June 30, 1997 as compared to the prior year. Interest income increased by $2.9 million due primarily to a $33.0 million increase in average earning assets and, to a lesser extent, an increase in the yield on earning assets of 0.38%. Interest expense increased by $1.6 million due primarily to a $33.0 million increase in average deposits and interest-bearing liabilities which was partially offset by a decline in the average rate paid on these liabilities of 0.29%. The net yield on interest-earning assets increased by 0.66%. The increase in the rate on earning assets resulted from the continued upward repricing of promotional rate adjustable rate residential mortgage loans, as well as the growth in the higher yielding Commercial Real Estate loan portfolio. The decline in the rate on interest-bearing liabilities reflects a decline in general market interest rates. Loan growth was funded primarily by increases in average interest-bearing deposits of $23.0 million and in average borrowings of $7.9 million.

Provision for Loan Losses

     For the year ended June 30, 1998, the provision for loan losses was $385,000 a 563.79% increase compared to the prior year. The Company's provision for loan losses was $58,000 for the year ended June 30,

1997 compared to $42,000 for the prior year. The provision was increased due to the growth in the loan portfolio. On a quarterly basis, the Company's Board of Directors and management perform a detailed analysis of the adequacy of the allowance for loan losses. This analysis includes an evaluation of credit risk concentration, delinquency trends, past loss experience, current economic conditions, composition of the loan portfolio, classified loans and other relevant factors. The loan growth experienced by the Company has not resulted in significant percentage increases in delinquencies or an increase in the chargeoffs incurred by the Company. Net chargeoffs by the Company for the fiscal years ended June 30, 1998, 1997 and 1996 were $0, $16,000, and $0, respectively.

     The Company will continue to monitor its allowance for loan losses and make future adjustments to the allowance through the provision for loan losses as conditions warrant. Although the Company believes that the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio, there can be no assurance that future losses will not exceed the estimated amounts or that additional provisions will not be required in the future.

     The Bank is subject to periodic regulatory examination by the OTS. As part of the examination, the OTS will assess the adequacy of the Bank's allowance for loan losses and may include factors not considered by the Bank. In the event that an OTS examination results in a conclusion that the Bank's allowance for loan losses is not adequate, the Bank may be required to increase its provision for loan losses.

Non-Interest Income

     Non-interest income is derived primarily from revenue realized by CMC in its Nonconforming Mortgage operation, mortgage banking revenue from the Bank's sale of conforming residential mortgage loans and deposit and loan fees, including revenues generated from the Bank's ATMs.

     For the year ended June 30, 1998, non-interest income increased by $3.4 million or 216.28% as compared to the prior year. This resulted primarily from a $3.1 million increase in the revenues of CMC as its operations continued to experience strong growth. During the current year, the Bank had Nonconforming Mortgage loan originations and acquisitions of $166.8 million, and Nonconforming Mortgage loan sales of $128.9 million, with an average gain on sale of 3.15%. This compares to Nonconforming Mortgage loan originations of $25.0 million during the prior year which was CMC's first full year of operation. In addition to the increased revenue from CMC, the Bank's conforming mortgage banking revenue increased by $204,000, due primarily to an increased volume of loan sales from the Bank's existing operations as well as its newly establishing subsidiaries, CMCD and NCM.

     For the year ended June 30, 1997, non-interest income increased by $1.2 million or 280.10% as compared to the prior year. This increase is primarily the result of CMC's revenues of $1.1 million during the year. During the year, the Bank had $20.1 million of Nonconforming Mortgage loan sales, with an average gain on sale of 5.10%. In addition, the Bank instituted a surcharge fee for the use of its ATMs by non-bank customers which resulted in additional fee income to the Bank of $64,000.

Non-Interest Expenses

     Non-interest expenses for the year ended June 30, 1998 increased by $1.9 million or 65.86% as compared to the prior year. Excluding the $296,000 SAIF assessment incurred in the prior year period and the $1.8 million increase in CMC operating expenses and goodwill amortization, non-interest expenses increased by $387,000 or 23.04%. The increase is primarily due to the hiring of additional personnel and related overhead in connection with the Bank's growth in assets.

     For the year ended June 30, 1997, non-interest expenses increased by $1.2 million or 77.10% as compared to the prior year. Excluding the $296,000 SAIF assessment and the $886,000 increase in CMC operating expenses, non-interest expenses increased by $64,000 or 3.96%. This resulted from a $96,000 increase in compensation expenses, offset by a reduction of $33,000 in ongoing deposit insurance premiums, which were reduced following the SAIF Assessment.

Income Tax Expense

     Income tax expense was $2.1 million for the year ended June 30, 1998, as compared to $480,000 and $61,000 for the years ended June 30, 1997 and June 30, 1996 respectively. The increases in income tax expense primarily relate to the changes in income before taxes.

Liquidity and Capital Resources

     A major source of the Company's asset growth has been funded through deposits, mostly CDs, generated through the Bank's two branch offices and a network of financial planners and brokers.

     The ability of the Bank to retain and attract deposits is dependent upon a number of factors, including interest rates offered on the Bank's products. Historically, most of the Bank's deposits have been in the form of CDs which typically provide for a higher interest rate than traditional bank savings account products and tend to fluctuate more frequently than other deposits as a result of changes in market interest rates. The Bank also funds its assets with secured borrowings from the FHLB and collateralized borrowings secured by its investment securities portfolio. These borrowings generally provide the Bank with greater flexibility in matching the duration of its liabilities with that of certain of its assets. Future availability of these funding sources is largely dependent upon the Bank having sufficient available eligible assets to collateralize these borrowings. The Bank currently has available excess collateral to secure future borrowings from these sources and it anticipates that future asset growth will provide additional eligible collateral. The Bank's assets generally provide for scheduled principal and interest payments which provide the Bank with additional sources of funds. If required, additional funds could be obtained through the sale of either loans or investment securities, which are classified as available for sale. The Bank has and will continue to utilize its investment securities portfolio to manage liquidity.

     The Bank's primary uses of funds are the origination and acquisition of loans, the funding of maturing deposits and the repayment of borrowings. The Bank has experienced strong loan demand. Based upon management's current business strategy, the Company believes that its income from its operations and its existing funding sources, will be adequate to meet its operating and growth requirements for the foreseeable future. However, there can be no assurance that such strategy will not change or that the implementation of the strategy will not require additional capital or funding sources.

     Net cash used in operating activities for the years ended June 30, 1998, 1997 and 1996 was $37.1 million, $2.2 million and $838,000, respectively. During fiscal years 1998 and 1997, the amounts related principally to growth in loans available for sale while the $838,000 in fiscal year 1996 related to growth in loans available for sale and other assets.

     Net cash used in investing activities approximated $31.0 million, $33.3 million and $15.9 million during the years ended June 30, 1998, 1997 and 1996, respectively. During each year, the primary use was the funding of the growth in the Bank's loan portfolio.

     The Bank monitors its capital level relative to its business operations and anticipated growth and has continually maintained it at a level which would allow it to be classified as "well-capitalized" under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"). Well-capitalized institutions are assessed lower deposit insurance premiums. The Company's ongoing capital to support its asset growth has come from internally generated earnings as well as from additional capital contributions by its shareholders and proceeds from the IPO. While a private company, the Company operated at lower capital levels because the Company's shareholders had chosen to contribute capital only when necessary to fund the Company's growth.

     The following table sets forth the Bank's regulatory capital levels at June 30, 1998. The Company is not subject to regulatory capital requirements.

                                                                                  To Be Well Capitalized
                                                              Required for             Under Prompt
                                                            Capitol Adequacy         Corrective Action
                                        Actual                  Purposes                Provisions
                               ------------------------   ---------------------   -----------------------
                                                         (Dollars in thousands)
                                 Amount        Ratio       Amount       Ratio       Amount        Ratio
                               ----------   -----------   --------   ----------   ----------   ----------
Tangible capital ...........    $22,089        11.00%      $3,012       1.50%       $10,038        5.00%
Core capital ...............     22,089        11.00%       8,030       4.00%         6,533        6.00%
Risk-based capital .........     22,944        21.09%       8,711       8.00%        10,889       10.00%

Asset and Liability Management

     Managing Interest Rate Risk. Interest rate risk is defined as the sensitivity of the Company's current and future earnings as well as its capital to changes in the level of market interest rates. The Bank's exposure to interest rate risk results from, among other things, the difference in maturities on interest-earning assets and interest-bearing liabilities. Since the Bank's assets currently have a longer maturity than its liabilities, the Bank's earnings could be negatively impacted during a period of rising interest rates and conversely positively impacted during a period of falling interest rates. The relationship between the interest rate sensitivity of the Bank's assets and liabilities is continually monitored by management. In this regard, the Bank emphasizes the origination of adjustable rate assets for portfolio while originating longer term fixed rate assets for resale. Additionally, the origination level of fixed rate assets are continually monitored and if deemed appropriate, the Bank will enter into forward commitments for the sale of these assets to ensure the Bank is not exposed to undue interest rate risk.

     The Bank utilizes its investment and mortgage-backed security portfolio in managing its liquidity and therefore emphasizes securities with a stated or estimated life of less than five years. These securities are readily marketable and provide the Bank with a cash flow stream to fund asset growth or liability maturities.

     A significant portion of the Bank's assets have been funded with CDs including jumbo CDs. Unlike core deposits such as checking, savings and money market accounts, CDs carry a high degree of interest sensitivity and therefore retention will vary based on the competitiveness of the interest rates offered by the Bank. The Bank has attempted to price its CDs to be competitive at the shorter maturities (i.e., maturities of less than one year) in order to better match the repricing characteristics of portfolio loans and the anticipated holding period for loans available for sale.

     The Bank utilizes borrowings from the FHLB and collateralized repurchase agreements in managing its interest rate risk and as a tool to augment deposits in funding asset growth. The Bank may utilize these funding sources to better match its longer term repricing assets (i.e., between one and five years).

     The nature of the Bank's operations is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Company nor the Bank owns any trading assets. At June 30, 1998, the Bank did not have any hedging transactions in place such as interest rate swaps, caps or floors.

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

     At June 30,1998, the Bank had a negative one year GAP position of 4.94% and a positive three year GAP position of 3.99%.

     The following table summarizes the maturity and repricing of the Bank's interest-earning assets and interest-bearing liabilities at June 30, 1998. Adjustable rate loans are categorized by their repricing date while fixed rate loans are categorized by the scheduled maturity as adjusted for historical prepayment rates. Investment and mortgage-backed securities are categorized by their scheduled maturities as adjusted for historical prepayment rates. Except as noted in the footnotes, liabilities are categorized at the earlier of their contractual maturity date or interest repricing date.


                                          Within       Four to        One to       Two to
                                           Three        Twelve          Two         Three
                                          Months        Months         Years        Years
                                        ----------  -------------  ------------  ----------
                                                      (Dollars in thousands)
Rate-sensitive assets:
Loans receivable(1)............($)        71,000        39,598        15,189       10,429
                            (Rate)          9.78%         8.32%         8.99%        8.86%
Investment securities(2).......($)        11,333         5,226         2,387        1,509
                            (Rate)          5.66%         7.18%         6.99%        6.99%
                                          ------        ------        ------       ------
Total rate-sensitive assets ......        82,333        44,824        17,576       11,938
                                          ======        ======        ======       ======
Rate-sensitive liabilities:
Interest-bearing demand
 deposits......................($)
                            (Rate)
Savings deposits(3)............($)
                            (Rate)
Time certificates..............($)        25,777        66,961         2,357        1,290
                            (Rate)          5.55%         5.99%         5.83%        5.85%
FHLB advances..................($)        24,150        20,000         5,000
                            (Rate)          5.60%         5.14%         5.55%
Securities sold under agreement
 to repurchase.................($)                                     3,280
                            (Rate)                                      5.95%
                                          ------        ------        ------       ------
Total rate-sensitive liabilities..        49,927        86,961        10,637        1,290
                                          ------        ------        ------       ------
Periodic gap .....................        32,406       (42,137)        6,939       10,648
                                          ------       -------        ------       ------
Cumulative gap ...................        32,406        (9,731)       (2,792)       7,856
                                          ------       -------        ------       ------
Cumulative gap ratio .............         16.44%        (4.94%)       (1.42%)       3.99%
                                          ------       -------        ------       ------


                                         Three to     Four to      Over
                                           Four        Five        Five                     Fair
                                           Years       Years       Years       Total        Value
                                        ----------  ----------  ----------  -----------  ----------
                                                          (Dollars in thousands)
Rate-sensitive assets:
Loans receivable(1)............($)         7,546       3,686      21,925      169,373     174,437
                            (Rate)          8.95%       8.76%       8.02%        9.02%
Investment securities(2).......($)         1,271       1,077       4,397       27,700      27,700
                            (Rate)          6.99%       6.99%       6.97%        6.35%
                                           -----       -----      ------      -------     -------
Total rate-sensitive assets ......         8,817       4,763      26,822      197,073     202,137
                                           =====       =====      ======      =======     =======
Rate-sensitive liabilities:
Interest-bearing demand
 deposits......................($)                                15,076       15,076      15,076
                            (Rate)                                  3.93%        3.93%
Savings deposits(3)............($)                                 1,708        1,708       1,708
                            (Rate)                                  2.66%        2.66%
Time certificates..............($)                                             96,385      96,511
                            (Rate)                                               5.86%
FHLB advances..................($)                                             49,150      49,150
                            (Rate)                                               5.41%
Securities sold under agreement
 to repurchase.................($)                     5,000                    8,280       8,280
                            (Rate)                      5.85%                    5.89%
                                           -----       -----      ------      -------     -------
Total rate-sensitive liabilities .....        --       5,000      16,784      170,599     170,725
                                           -----       -----      ------      -------     -------
Periodic gap .........................     8,817        (237)     10,038       26,474      31,412
                                           -----       -----      ------      -------     -------
Cumulative gap .......................    16,673      16,436      26,474           --
                                          ------      ------      ------      -------
Cumulative gap ratio .................      8.46%       8.34%      13.43%
                                          ------      ------      ------

-------------
(1) Loans held for sale are included in loans receivable and are categorized within three months as it is the intent to sell those assets within that time frame.
(2) Includes mortgage-backed securities and interest-bearing deposits at the FHLB.
(3) Historically, interest bearing demand deposits and savings deposits reflect insignificant change in deposit trends and, therefore, the Bank classifies these deposits over five years.

     GAP analysis is a useful measurement of asset and liability management, however, it is difficult to predict the effect of changing interest rates based solely on this measure. An additional analysis required by the OTS and generated quarterly is the OTS Interest Rate Exposure Report. This report forecasts changes in the Bank's market value of portfolio equity ("MVPE") under alternative interest rate environments. The MVPE is defined as the net present value of the Bank's existing assets, liabilities and off-balance sheet instruments. The calculated estimates of change in MVPE at June 30, 1998 are as follows:



                         MVPE
-------------------------------------------------------
Change in Interest Rate          Amount        % Change
-------------------------   ---------------   ---------
                             (In thousands)
  +400 Basis Points             $24,326           (14)%
  +300 Basis Points              26,233            (8)
  +200 Basis Points              27,587            (3)
  +100 Basis Points              28,335             0
  Flat Rate                      28,442            --
  -100 Basis Points              27,936            (2)
  -200 Basis Points              27,342            (4)
  -300 Basis Points              26,804            (6)
  -400 Basis Points              26,303            (8)

     Management believes that the assumptions utilized in evaluating the vulnerability of the Company's operations to changes in interest rates approximate actual experience; however, the interest rate sensitivity of the Bank's assets and liabilities as well as the estimated effect of changes in interest rates on MVPE could vary substantially if different assumptions are used or actual experience differs from the experience on which the assumptions were based.

     In the event the Bank should experience a mismatch in its desired GAP ranges or an excessive decline in its MVPE subsequent to an Interest Rate Shock, it has a number of options which it could utilize to remedy such mismatch. The Bank could restructure its investment portfolio through sale or purchase of securities with more favorable repricing attributes. It could also emphasize loan products with appropriate maturities or repricing attributes, or it could attract deposits or obtain borrowings with desired maturities.

Impact of Inflation and Changing Prices

     The Consolidated Financial Statements of the Company and Notes thereto, presented elsewhere herein, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Nearly all the assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Financial Condition

General

     The Company's assets have grown to $202.0 million at June 30, 1998 as compared to $117.1 million and $81.3 million at June 30, 1997 and 1996, respectively. The increase in assets primarily reflects the deployment of proceeds from certificates of deposits into loans, including portfolio loans and loans available for sale. At June 30, 1998, the loan portfolio aggregated $121.0 million as compared to $86.0 million and $53.6 million, at June 30, 1997 and 1996, respectively. The growth has been concentrated in Commercial Real Estate loans and conforming adjustable rate residential mortgages. Loans available for sale increased to $48.4 million at June 30, 1998 as compared to $6.2 million and $1.7 million at June 30, 1997 and 1996, respectively. This growth is primarily due to increased volume of Nonconforming Mortgage originations and acquisitions as well as conforming originations from the Bank's recently established CMCD and NCM subsidiaries. At June 30, 1998, Nonconforming Mortgage loans available for sale was $34.5 million as compared to $4.3 million at June 30, 1997. The

Bank carries its Nonconforming Mortgage loans available for sale at the lower of cost or market until such time as they are sold or, in certain cases, until the Bank has a firm commitment for the sale of the loans. Accordingly, the carrying value of the Nonconforming Mortgage loans available for sale does not fully reflect the gain the Bank anticipates it will realize upon the ultimate sale of the loans. The Bank had no Nonconforming Mortgage loans as of June 30, 1996. Deposits were $118.8 million, $95.9 million and $59.6 million at June 30, 1998, June 30, 1997 and June 30, 1996 respectively.

Loans

     Net loans receivable increased to $121.0 million at June 30, 1998 as compared to $86.0 million at June 30, 1997 and $53.6 million at June 30, 1996. These increases were due primarily to internally generated Commercial Real Estate loans and conforming residential adjustable rate mortgages. At June 30, 1998, the Commercial Real Estate loan portfolio was $58.7 million as compared to $28.1 million and 13.0 million at June 30, 1997 and 1996, respectively. The conforming residential mortgage loan portfolio, consisting primarily of adjustable rate loans, grew to $59.6 million at June 30, 1998 compared to $54.5 and $39.4 million at June 30, 1997 and June 30, 1996, respectively. The above noted loan growth was achieved without a significant percentage increase in delinquencies or charge-offs. The Bank internally underwrites each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

     The table below sets forth data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated.

                                                                     At June 30,
                                                  -------------------------------------------------
                                                            1998                     1997
                                                  ------------------------  -----------------------
                                                       $          %            $           %
                                                               (Dollars in thousands)
Type of Loan
One-to-four family residential real estate .....   $ 59,597     49.26%       $54,493     63.37%
Multi-family residential real estate ...........     24,473     20.83         13,244     15.41
Construction one-to-four family residential.....      1,210      1.00          1,414      1.64
Commercial and non-residential real estate......     34,235     28.30         14,817     17.22
Consumer .......................................      2,496      2.06          2,375      2.77
Less allowance for loan losses .................       (857)   ( 0.71)          (472)   ( 0.55)
Deferred fees ..................................       (170)   ( 0.14)           121      0.14
                                                   --------    -------       -------    -------
 Net loans .....................................    120,984    100.00         85,992    100.00
                                                   ========    =======       =======    =======
Type of Security
Residential real estate:
 One-to-four family ............................     62,794     51.90         59,905     69.66
 Multi-family ..................................     22,421     18.53         13,244     15.41
Non-residential real estate ....................     27,216     22.50         10,890     12.66
Depository accounts ............................        511      0.42            442      0.51
Marketable securities ..........................          0      0.00          1,260      1.47
Other ..........................................      9,069      7.50            602      0.70
Less allowance for loan losses .................       (857)   ( 0.71)          (472)   ( 0.55)
Deferred fees ..................................       (170)   ( 0.14)           121      0.14
                                                   --------    -------       -------    -------
 Net loans .....................................    120,984    100.00         85,992    100.00
                                                   ========    =======       =======    =======


                                                                                 At June 30,
                                                  -------------------------------------------------------------------------
                                                           1996                     1995                     1994
                                                  -----------------------  -----------------------  -----------------------
                                                       $         %            $           %            $           %
                                                                           (Dollars in thousands)
Type of Loan
One-to-four family residential real estate .....   $39,485     73.66%       $33,084     73.18%       $16,641     65.17%
Multi-family residential real estate ...........     5,357      9.99          3,496      7.73          2,528      9.97
Construction one-to-four family residential.....       344      0.64            723      1.60             98      0.39
Commercial and non-residential real estate......     7,616     14.21          7,237     16.01          5,620     22.17
Consumer .......................................     1,285      2.40          1,059      2.34            875      3.45
Less allowance for loan losses .................      (430)   ( 0.80)          (388)   ( 0.86)          (387)   ( 1.53)
Deferred fees ..................................       (53)   ( 0.10)             1      0.00            (30)   ( 0.12)
                                                   -------    -------       -------    -------       -------    -------
 Net loans .....................................    53,604    100.00         45,212    100.00         25,345    100.00
                                                   =======    =======       =======    =======       =======    =======
Type of Security
Residential real estate:
 One-to-four family ............................    40,673     75.88         34,769     76.90         17,568     69.33
 Multi-family ..................................     5,357      9.99          3,496      7.73          2,528      9.97
Non-residential real estate ....................     7,076     13.20          7,237     16.01          5,620     22.17
Depository accounts ............................       441       .83             97      0.22             46      0.18
Marketable securities ..........................        --       ---              0      0.00              0      0.00
Other ..........................................       540      1.00              0      0.00              0      0.00
Less allowance for loan losses .................      (430)   ( 0.80)          (388)   ( 0.86)          (387)   ( 1.53)
Deferred fees ..................................       (53)   ( 0.10)             1      0.00            (30)   ( 0.12)
                                                   -------    -------       -------    -------       -------    -------
 Net loans .....................................    53,604    100.00         45,212    100.00         25,345    100.00
                                                   =======    =======       =======    =======       =======    =======

     The following table sets forth the estimated maturity of the Bank's loan portfolio at June 30, 1998. The table does not include prepayments or scheduled principal repayments. Adjustable-rate mortgage loans are shown as maturing on their contractual maturities.



                                          Due           Due                         Allowance
                                        within      One through      Due after         for
                                       One year      Five years     Five years     Loan Losses        Total
                                      ----------   -------------   ------------   -------------   ------------
                                                               (Dollars in thousands)
One-to-four family residential real
 estate ...........................     $  675         $   45        $ 58,707        $(156)         $ 59,271
Multi-family, commercial and non-
 residential real estate ..........        475          4,950          53,281         (478)           58,228
Construction--one-to-four family
 residential ......................      1,210             --              --             (3)          1,207
Consumer ..........................        511             --           1,985             (9)          2,487
Unassigned reserve ................         --             --              --         (211)             (211)
                                        ------         ------        --------        -------        --------
 Total ............................     $2,871         $4,995        $113,973        $(857)         $120,982
                                        ======         ======        ========        =======        ========

     The following table sets forth the dollar amount of all loans due after June 30, 1998 which have pre-determined interest rates and which have floating or adjustable interest rates.



                                                                              Floating or
                                                                              Adjustable
                                                              Fixed rates        Rates         Total
                                                             -------------   ------------   ----------
                                                                      (Dollars in thousands)
    One-to-four family residential real estate ...........       $3,654        $ 55,943      $ 59,597
    Multi-family, commercial and non-residential
      real estate ........................................        1,300          57,408        58,708
    Construction--one-to-four family residential .........           --           1,210         1,210
    Consumer .............................................          511           1,985         2,496
                                                                 ------        --------      --------
     Total ...............................................       $5,465        $116,546      $122,011
                                                                 ======        ========      ========

Non-Performing and Problem Assets

Loan Delinquencies

     The recent loan growth experienced by the Bank has not resulted in a corresponding percentage increase in delinquencies. Collection procedures generally provide that after a loan is 15 days or more past due, a late charge is added. The borrower is contacted by mail or telephone and payment is requested. If a loan becomes 90 days or more contractually delinquent, the Bank will usually institute foreclosure proceedings. Additionally, all such loans are generally placed on non-accrual status unless the credit is well secured and in the process of collection. If collection of principal or interest is deemed doubtful at an earlier date, the loan would be placed on non-accrual status.

Other Real Estate Owned

     Real estate acquired by the Bank as a result of foreclosure on an outstanding loan balance is classified as Other Real Estate Owned ("OREO") until such time as the property is sold. Upon acquisition, the property is recorded at the lower of the unpaid principal balance of the related loan or its fair value less estimated disposal costs. Write-downs required at acquisition are charged to the allowance for loan losses. Subsequent write-downs of OREO are charged to operations. The Bank has had minimal OREO.

     The following table details the Bank's non-performing loans and OREO at the dates indicated.

                                                                          June 30,
                                              ----------------------------------------------------------------
                                                  1998          1997         1996         1995         1994
                                              -----------   -----------   ----------   ----------   ----------
                                                                   (Dollars in thousands)
Loans accounted for on a non-accrual
 basis:
One-to-four family residential real estate.    $  1,154      $    705      $   553          338          236
Consumer ..................................          64            40           40           44           41
Multi family, commercial and non-
 residential real estate ..................         134            --           --           --           --
                                               --------      --------      -------          ---          ---
Total non-accrual loans ...................       1,352           745          593          382          277
                                               --------      --------      -------          ---          ---
Accruing loans that are contractually past
 due 90 days or more:
One to four family mortgage ...............          --           353          378          750          896
                                               --------      --------      -------          ---          ---
Total 90-day past-due loans ...............          --           353          378          750          896
                                               --------      --------      -------          ---          ---
Total non-accrual and 90-day past due
 loans ....................................       1,352         1,098          971        1,132        1,173
Other Real Estate Owned ...................          --            --           81           71           50
                                               --------      --------      -------        -----        -----
Total non-performing assets ...............    $  1,352      $  1,098        1,052        1,203        1,223
                                               ========      ========      =======        =====        =====
Non-accrual loans to net loans ............        1.12%         0.87%        1.11%        0.84%        1.09%
                                               ========      ========      =======        =====        =====
Total non-accrual loans and 90-day past
 due loans to net loans ...................        1.12%         1.28%        1.96%        2.66%        4.83%
                                               ========      ========      =======        =====        =====
Total non-performing assets to total
 assets ...................................         .67%          .94%        1.29%        1.89%        3.12%
                                               ========      ========      =======        =====        =====
Total allowance for loan losses to total
 non-performing assets ....................       63.39%        42.99%       40.87%       32.25%       31.64%
                                               ========      ========      =======        =====        =====

Allowance for Loan Losses

     It is the policy of Management and the Board of Directors to provide for losses on both identified and unidentified losses inherent in its loan portfolio. A provision for loan losses is charged to operations based upon an evaluation of the potential losses in the loan portfolio. This evaluation takes into account such factors as portfolio concentrations, delinquency trends, trends of non-accrual and classified loans, economic conditions, and other relevant factors. The following table sets forth activity in the Bank's allowance for loan losses for the periods indicated.



                                                                           June 30,
                                                   ---------------------------------------------------------
                                                      1998        1997        1996        1995        1994
                                                   ----------   --------   ----------   --------   ---------
                                                                    (Dollars in thousands)
Allowance for loan losses, beginning of
 period ........................................    $   472      $  430     $   388      $  387     $  377
Charge-offs:
One-to-four family residential real estate.               0         (16)          0         (29)       (20)
                                                    -------      ------     -------      ------     ------
Total charge-offs ..............................          0         (16)          0         (29)       (20)
                                                    -------      ------     -------      ------     ------
Provision for loan losses ......................        385          58          42          30         30
                                                    -------      ------     -------      ------     ------
Allowance for loan losses, end of period.           $   857      $  472     $   430      $  388     $  387
                                                    =======      ======     =======      ======     ======
Allowance for loan losses to net loans .........       0.71%       0.55%       0.80%       0.86%      1.53%
                                                    =======      ======     =======      ======     ======
Net loans charged-off as a percent of
   average loans outstanding ...................         --          --        0.02%       0.08%      0.06%
                                                    =======      ======     =======      ======     ======


     The following table sets forth the allocation of the Bank's allowance for loan losses by loan category and the percentage of loans in each category to total loans receivable at the dates indicated. The portion of the allowance for loan losses allocated to each loan category does not represent the total available for future losses that may occur within the loan category, since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.


                                                                  June 30,
                                                 -------------------------------------------
                                                  1998     1997     1996     1995      1994
                                                 ------   ------   ------   ------   -------
                                                           (Dollars in thousands)
Balance at end of period applicable to:
One-to-four family residential real estate        $156     $129     $114     $100     $116
Multi-family residential real estate .........     201      109       60       30       48
Construction one-to-four family residen-
 tial ........................................       3        4        1      162        1
Commercial and non-residential real
 estate ......................................     277      154      166        1      162
Consumer .....................................       9        7        3        2        2
Unallocated ..................................     211       69       86       93       58
                                                  ----     ----     ----     ----     ----
 Total allowance for loan losses .............    $857     $472     $430     $388     $387
                                                  ====     ====     ====     ====     ====

Investment Securities

     The Bank utilizes its investment securities portfolio to manage its liquidity and interest rate risk. For this reason, the Bank's investment securities portfolio is classified as available for sale.

     The investment policy of the Bank and classification of securities are established by its Board of Directors. It is based on its asset and liability management goals and is designed to provide for a portfolio of high quality liquid investments which optimize interest income. All or a portion of the Bank's investment securities portfolio may be utilized to collateralize borrowings from the FHLB or Repurchase Agreements.

     The following table sets forth the carrying value of the Bank's investment and mortgage-backed securities ("MBS") portfolio at the dates indicated.

                                                       At June 30,
                             ----------------------------------------------------------------
                                                    1998                             1997
                             ---------------------------------------------------  -----------
                                              Gross         Gross        Fair
                              Amortized    Unrealized    Unrealized     Market     Amortized
                                 Cost         Gains        Losses        Value        Cost
                             -----------  ------------  ------------  ----------  -----------
                                                  (Dollars in thousands)
Available-for-sale:
FHLMC .....................    $ 6,012         $11         $(13)       $ 6,010      $ 7,601
GNMA ......................      3,832           1           (6)         3,827        6,305
FNMA ......................      4,344           8           (1)         4,351        2,189
                               -------         ---         -----       -------      -------
Total MBS .................     14,188          20          (20)        14,188       16,095
                               -------         ---         -----       -------      -------

US government & agency              --          --           --          4,375           --
SBA pool ..................         --          --           --             --        1,119
Other .....................      1,000          --           --          1,000           --
FHLB stock ................      2,363                                   2,363          823
                               -------         ---         -----       -------      -------
 Total securities
  available-for-sale ......    $17,551         $20         $(20)       $17,551      $22,412
                               =======         ===         =====       =======      =======


                                                                    At June 30,
                             ------------------------------------------------------------------------------------------
                                              1997                                          1996
                             --------------------------------------  --------------------------------------------------
                                 Gross         Gross        Fair                      Gross         Gross        Fair
                              Unrealized    Unrealized     Market     Amortized    Unrealized    Unrealized     Market
                                 Gains        Losses        Value        Cost         Gains        Losses       Value
                             ------------  ------------  ----------  -----------  ------------  ------------  ---------
                                                               (Dollars in thousands)
Available-for-sale:
FHLMC .....................       $14         $ (47)      $ 7,568      $ 6,572         $ 4         $(122)      $ 6,454
GNMA ......................        23           (15)        6,313        9,462          --          (133)        9,329
FNMA ......................         1           (27)        2,163        2,398          --           (54)        2,344
                                  ---         -----       -------      -------         ---         -----       -------
Total MBS .................        38           (89)       16,044       18,432           4          (309)       18,127
                                  ---         -----       -------      -------         ---         -----       -------

US government & agency            (11)        4,364         1,971           --         (30)        1,941
SBA pool ..................        --            (7)        1,112        1,556          --            (2)        1,554
Other .....................        --            --            --           --          --            --            --
FHLB stock ................                                   823          475                                     475
                                  ---         -------     -------      -------        ----         -------     -------
 Total securities
  available-for-sale ......       $38         $(107)      $22,343      $22,434         $ 4         $(341)      $22,097
                                  ===         =======     =======      =======         ===         =======     =======

     The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment portfolio at June 30, 1998. All investment securities are classified as available-for-sale, therefore the carrying value is the estimated market value.


                                          One Year or Less        One to Five Years         Five to Ten Years
                                       ----------------------   ----------------------   -----------------------
                                        Carrying     Average     Carrying     Average     Carrying      Average
                                          Value       Yield        Value       Yield        Value        Yield
                                       ----------   ---------   ----------   ---------   ----------   ----------
                                                                (Dollars in thousands)
Mortgage-backed securities .........      $418      6.00%          $479      5.44%         $1,942        6.13%
Other ..............................
FHLB stock(1) ......................
                                          ----      ----           ----      ----          ------        ----
 TOTAL .............................      $418      6.00%          $479      5.44%         $1,942        6.13%
                                          ====      ====           ====      ====          ======        ====


                                        More than Ten Years              Total
                                       ----------------------   -----------------------
                                        Carrying     Average     Carrying      Average
                                          Value       Yield        Value        Yield
                                       ----------   ---------   ----------   ----------
                                                    (Dollars in thousands)
Mortgage-backed securities .........    $11,349     6.59%        $14,188        6.47%
Other ..............................      1,000     7.53%          1,000        7.53%
FHLB stock(1) ......................      2,363     6.50%          2,363        6.50%
                                        -------     ----         -------        ----
 TOTAL .............................    $14,712     6.66%        $17,551        6.54%
                                        =======     ====         =======        ====

------------
(1) FHLB stock has no stated maturity; however, it must be owned as long as the Bank remains a member of the FHLB system. The Bank does not anticipate that it will discontinue its membership and, therefore, the investment is classified as more than ten years.


Deposits

     Consumer and commercial retail deposits are attracted primarily at the Bank's two branch locations by offering a broad selection of deposit products. The Bank evaluates its interest rates and fees on deposit products through a regular review of competing financial institutions and prevailing market interest rates.

     Competition for retail deposits is intense and the administrative and operational costs of a retail branch can be high. Therefore, the Bank also attracts deposits through a network of financial planners and brokers. The Bank has utilized these deposits to fund a substantial portion of the asset growth experienced in recent years. While the Bank has attracted deposits by paying interest rates slightly higher than generally offered in the retail market, this has allowed the Company to focus on the implementation of its business strategy, including the development of its specialty lending and product niche activities, and to control its core non-interest expenses.

     Deposits at June 30, 1998 totaled $118.8 million compared to $95.9 and $59.6 million at June 30, 1997 and June 30, 1996, respectively. While the Bank has established a core level of retail deposits which include both transaction type of accounts (checking, savings, money market) and CDs, the growth in the deposit base is attributed primarily to jumbo CDs.

     The following table sets forth average deposits by various types of demand and time deposits.


                                                                           Years Ended June 30,
                                             --------------------------------------------------------------------------------
                                                       1998                        1997                        1996
                                             -------------------------   -------------------------   ------------------------
                                              Deposits     Avg. Yield     Deposits     Avg. Yield     Deposits     Avg. Yield
                                             ----------   ------------   ----------   ------------   ----------   -----------
                                                                          (Dollars in thousands)
Non-interest-bearing demand
 deposits ................................    $  2,663                    $ 1,794                     $   812
Interest bearing demand deposits .........      12,764    3.93%             9,605     3.92%             6,027        3.78%
Savings deposits .........................       1,881    2.66              1,908     2.80              2,203        2.95
Certificates of deposit ..................     108,393    5.86             62,890     5.64             43,128        5.88
                                              --------    -----           -------     -----           -------        -----
 Total ...................................    $125,701    5.50%           $76,197     5.22%           $52,170        5.42%
                                              ========    =====           =======     =====           =======        =====

     The following table indicates the amount of CDs of $100,000 or more by remaining maturity at June 30, 1998.



          Remaining Maturity:
          Three months or less ..........................    $15,169
          Over three months through six months ..........     20,134
          Over six months through twelve months .........     11,246
          Over twelve months ............................        923
                                                             -------
           Total ........................................    $47,472
                                                             =======

Borrowings


     The Bank utilizes borrowings from the FHLB and collateralized repurchase agreements in managing its interest rate risk and as a tool to augment deposits in funding asset growth. FHLB borrowings totaled $49.2 million at June 30, 1998 as compared to $9.0 million at June 30, 1997 and $9.5 million at June 30, 1996. The $40.2 million increase during the year ended June 30, 1998 resulted from proceeds being utilized to fund loan growth, both portfolio and loans available for sale. Repurchase agreements totaled $8.3 million at June 30, 1998 as compared to $5.8 million at June 30, 1997 and $7.2 million at June 30, 1996.


     The following table sets forth certain balance and rate information with respect to FHLB borrowings and repurchase agreements for the periods indicated. The table includes both short and long term maturities.


Federal Home Loan Bank Advances and Repurchase Agreements


                                                                              At June 30,
                                                               ------------------------------------------
                                                                   1998           1997           1996
                                                               ------------   ------------   ------------
                                                                         (Dollars in thousands)
Advances outstanding at period end .........................    $  49,150      $   8,950      $   9,500
Interest rate at period end ................................         5.40%          5.70%          5.55%
Approximate average amount outstanding .....................    $  16,113      $   8,344      $   6,694
Maximum month-end balance ..................................    $  49,150      $  17,450      $  11,000
Approximate weighted average rate ..........................         5.48%          5.56%          5.80%
Repurchase agreements outstanding at end of period .........    $   8,280      $   5,780      $   7,151
Interest rate ..............................................         5.89%          5.90%          5.85%
Approximate average amount outstanding .....................    $   9,947      $   8,923      $   2,647
Maximum month-end balance ..................................    $  10,780      $  10,431      $   7,151
Approximate weighted average rate ..........................         5.85%          5.95%          5.85%

     In connection with FHLB borrowings and repurchase agreements, the Bank is required to maintain certain eligible assets as collateral.

Shareholders' Notes and Shareholders' Equity

     At June 30, 1998, the Company had shareholders' equity of $23.2 million and no outstanding shareholders' notes, as compared to shareholders' equity and shareholders' notes at June 30, 1997 of $2.9 million and $3.0 million, respectively. Prior to the IPO, the Company utilized the issuance of notes as well as Common Stock to raise money from its shareholders, because the proceeds from both the notes and the Common Stock could be contributed as capital to the Bank and be included in the calculation of capital for regulatory purposes. In March 1998, the Company consummated its IPO whereby it issued an additional 1,150,000 shares of Common Stock and realized net proceeds after issuance costs of approximately $15.4 million. A portion of the proceeds were utilized to repay outstanding shareholders' notes with the balance utilized for general corporate purposes and to continue to pursue its significant growth.

Impact of New Financial Accounting Standards

     Disclosure about Segments and Related Information. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that such enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement requires the reporting of financial and descriptive information about an enterprise's reportable operating segments.

     This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company does not anticipate that the additional disclosures to comply with SFAS 131 will be significant.

     Accounting for Derivative Instruments and Hedging Activity. In June 1998, the SFAS issued SFAS No. 133, this establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal year beginning after June 15, 1999. Earlier application is permitted only as of the beginning of any fiscal quarter. The Company is currently reviewing the provisions of SFAS No. 133.

YEAR 2000 Compliance

     The Company has adopted a Year 2000 policy to address the "Year 2000" Issue concerning the inability of certain information systems and automated equipment to properly recognize and process dates containing the Year 2000 and beyond. If not corrected, these systems and equipment could produce inaccurate or unpredictable results commencing on January 1, 2000. The Company, similar to most financial services providers, is particularly vulnerable to the potential impact of the Year 2000 Issue due to the nature of financial information. Potential impacts to the Company may arise from software, computer hardware, and other equipment both within the Company's direct control and outside of the Company's ownership, yet with which the Company electronically or operationally interfaces.

     In order to address the Year 2000 Issue, the Company has developed and implemented a five phase compliance plan divided into the following major components: (1) Awareness; (2) Assessment; (3) Renovation; (4) Validation and Testing; and (5) Implementation. The Company has completed the first three phases of the plan for all of its mission-critical systems and is currently working on the final two phases. Because the Company outsources the majority of its data processing operations to Fiserv Solutions, Inc. ("Fiserv"), a provider of data processing services to the financial services industry, a significant component of the Year 2000 plan is to work with Fiserv to test and certify their systems as Year 2000 compliant. Fiserv has informed the Company that, based upon tests which it has conducted and is currently conducting, it believes its systems are Year 2000 compliant. The Company anticipates that all mission-critical systems will complete testing by Spring of 1999. Other important segments of the Year 2000 plan are to identify those suppliers and customers whose possible lack of Year 2000 preparedness might expose the Company to financial loss, and to highlight any servicers of purchased loans or securities which might present Year 2000 operating problems.

     The Company has no internally generated programmed software coding to correct, as substantially all of the software utilized by the Company is purchased or licensed from external providers. The Company has initiated communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. To the extent that the Company does not receive adequate assurances by December 31, 1998 that any such third party vendors of mission-critical products or services will be Year 2000 compliant, the Company is prepared to develop contingency plans, with completion of these plans scheduled for no later than March 31, 1999. At this time, the Company cannot estimate the cost, if any, that might be required to implement such contingency plans.

     The Company anticipates that its total Year 2000 project cost will not exceed $100,000. This estimated project cost is based upon currently available information and includes expenses for the review and testing by third parties, including government entities. However, there can be no guarantee that the hardware, software, and systems of such third parties will be free of unfavorable Year 2000 issues and therefore not present a material adverse impact upon the Company. The aforementioned Year 2000 project cost estimate also may change as the Company progresses in its Year 2000 program and obtains additional information associated with and conducts further testing concerning third parties. At this time, no significant projects have been delayed as a result of the Company's Year 2000 effort.

     Financial institution regulators have intensively focused upon Year 2000 exposures, issuing guidance concerning the responsibilities of senior management and directors. Year 2000 testing and certification is being addressed as a key safety and soundness issue in conjunction with regulatory exams. In May 1997, the Federal Financial Institutions Examination Council ("FFIEC") issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding Year 2000 project management awareness. The FFIEC has highly prioritized Year 2000 compliance in order to avoid major disruptions to the operations of financial institutions and the country's financial systems when the new century begins. The FFIEC statement provides guidance to financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the Year 2000 Issue.

     The federal banking agencies have been conducting Year 2000 compliance examinations. The failure to implement an adequate Year 2000 program can be identified as an unsafe and unsound banking practice. The Company and the Bank are subject to regulation and supervision by the OTS which regularly conducts review of the safety and soundness of the Company's operations, including the Company's progress in becoming Year 2000 compliant. The OTS has established an examination procedure which contains three categories of ratings:
"Satisfactory", "Needs Improvement", and "Unsatisfactory". Institutions that receive a Year 2000 rating of Unsatisfactory may be subject to formal enforcement action, supervisory agreements, cease and desist orders, civil money penalties, or the appointment of a conservator. In addition, federal banking agencies will be taking into account Year 2000 compliance programs when reviewing applications and may deny an application based on Year 2000 related issues. Failure by the Company to adequately prepare for Year 2000 issues could negatively impact the Company's banking operations, including the imposition of restrictions upon its operations by the OTS.

     Despite the Company's activities in regards to the Year 2000 Issue, there can be no assurance that partial or total systems interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon the Company's business, financial condition, results of operations, and business prospects.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset and Liability Management -- Interest Rate Sensitivity Analysis.

Item 8. Financial Statements and Supplementary Data

     The financial statements and financial statement schedules are set forth beginning on page F-1 of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                   Part III

     The information called for by Item 10, Directors and Executive Officers of the Registrant; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; and Item 13, Certain Relationships and Related Transactions, is incorporated herein by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders, scheduled to be held in November 1998, which shall be filed with the Securities and Exchange Commission within 120 days from the end of the Registrant's fiscal year.

                                    Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1. Financial Statements of the Registrant
       Consolidated Financial Statements of the Registrant and Report of
        Independent Certified Public  Accountants thereon
       Consolidated Balance Sheets as of June 30, 1998 and 1997
       Consolidated Statements of Income and Comprehensive Income for the fiscal years ended June 30, 1998,  1997 and 1996
       Consolidated Statement of Shareholders' Equity for the fiscal years ended
        June 30, 1998, 1997 and 1996
       Consolidated Statements of Cash Flows for the fiscal years ended June 30,
        1998, 1997 and 1996
       Notes to Consolidated Financial Statements

    2. Financial Statement Schedules
       All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or the notes thereto.

    3. Exhibits
       See Exhibit Index included herein.

(b) Reports on Form 8-K.
     None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 28, 1998.

                                          CRUSADER HOLDING CORPORATION



                                          By: /s/ THOMAS J. KNOX
                                              ----------------------------------
                                              Thomas J. Knox
                                              Chairman (Chief Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 28, 1998.


/s/ PAUL BACHOW                          /s/ THOMAS J. KNOX
---------------------------              ----------------------------------
Paul Bachow                              Thomas J. Knox
Director                                 Chairman (Chief Executive Officer)


/s/ RONALD L. CAPLAN                     /s/ BRUCE A. LEVY
---------------------------              -----------------------------------
Ronald L. Caplan                         Bruce A. Levy
Director                                 President and Director


/s/ D. WALTER COHEN, D.D.S.              /s/ JOSEPH T. CROWLEY
---------------------------              -----------------------------------
D. Walter Cohen, D.D.S.                  Joseph T. Crowley
Director                                 Director, Vice President, Secretary
                                         and Treasurer (Chief Financial Officer)

/s/ DANIEL DILELLA
---------------------------
Daniel DiLella
Director


/s/ LINDA R. KNOX
---------------------------
Linda R. Knox
Director


/s/ JOEL S. LAWSON III
---------------------------
Joel S. Lawson III
Director


/s/ BRIAN MCADAMS
---------------------------
Brian McAdams
Director

                                 EXHIBIT INDEX

     The following exhibits are incorporated in this report, as indicated. Except as otherwise noted, the exhibit has previously been filed as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-42215 (the "Registration Statement"), and is incorporated by reference herein. The exhibit numbers shown below for exhibits incorporated by reference correspond to those shown in the Registration Statement.

 Exhibit No.                                              Description
-------------   ----------------------------------------------------------------------------------------------
    3.1         Amended and Restated Articles of Incorporation of the Registrant.

    3.2         Amended and Restated Bylaws of the Registrant.

    4.1         Form of certificate evidencing Common Stock of the Registrant.

    4.2(a)      Subscription and Shareholders' Agreement, dated as of March 1, 1996, by and among the
                Registrant, Thomas J. Knox and Bruce A. Levy.

    4.2(b)      Amendment of Shareholders' Agreement, dated January 31, 1997, among the Registrant,
                Thomas J. Knox, Bruce A. Levy, Daniel DiLella, Joel S. Lawson III, Brian McAdams and
                Ronald Caplan.

    4.2(c)      Joinder among the Registrant and D. Walter Cohen, dated January 31, 1997, to Subscription and Shareholders' Agreement dated March 1, 1996, as amended by Amendment of Sharehold-
                ers' Agreement dated January 31, 1997.

    4.2(d)      Second Amendment of Shareholders' Agreement, dated as of January 9, 1998, among the
                Registrant, Thomas J. Knox, Bruce A. Levy, Daniel DiLella, Joel S. Lawson III, Brian
                McAdams, Ronald Caplan and D. Walter Cohen, Jeffrey K. Rafsky and Satellite Mortgage
                Corporation.

    4.3         Amended and Restated Promissory Note, dated as of March 1, 1996, issued to Thomas J.
                Knox.

    4.4         Amended and Restated Promissory Note, dated as of March 1, 1996, issued to Bruce A. Levy.

    4.5         Exchangeable Promissory Note, dated as of January 31, 1997, issued to Daniel DiLella.

    4.6         Exchangeable Promissory Note, dated as of September 30, 1997, issued to Thomas J. Knox.

    4.7         Exchangeable Promissory Note, dated as of September 30, 1997, issued to Bruce A. Levy.

   10.1         Directors' Stock Option Plan.+

   10.2         Employees' Stock Option Plan.+

   10.3         Employment Agreement, dated as of March 1, 1996, between the Registrant and Bruce A.
                Levy.+

   10.4         Employment Agreement, dated as of December 11, 1997, between Crusader Savings Bank,
                FSB and Joseph T. Crowley.+

   10.5         Management Agreement, dated as of March 1, 1996, between the Registrant and Crusader
                Savings Bank, FSB.

   10.6         Lease Agreement and Indenture of Lease, dated as of April 30, 1994, by Walnut Square Part-
                ners and Crusader Savings Bank, FSB.

   10.7         Lease Agreement, dated as of July 1, 1984, by Goldie Sabel and Crusader Savings Bank,
                FSB.

   10.8(a)      Agreement, dated as of November 30, 1997, among the Registrant, Crusader Savings Bank,
                FSB, Crusader Mortgage Corporation and Jeffrey K. Rafsky.

   10.8(b)      First Amendment to Agreement, dated as of February 9, 1998, among the Registrant,
                Crusader Savings Bank, FSB, Crusader Mortgage Corporation and Jeffrey K. Rafsky.

   10.9(a)      Letter Agreement, dated as of July 8, 1996, among Crusader Savings Bank, FSB and Robert
                W. Stein.

 Exhibit No.                                            Description
-------------   ------------------------------------------------------------------------------------------
  10.9 (b)      Letter Agreement, dated as of September 13, 1996, among Crusader Savings Bank, FSB and
                Gary Snyder.

  10.9 (c)      Shareholders' Agreement, dated as of October 2, 1996, by and among Crusader Savings Bank,
                FSB, Robert H. Stein, Gary Snyder and Crusader Servicing Corporation.

  10.10(a)      Letter Agreement, dated as of July 31, 1997, among Crusader Savings Bank, FSB and Michael
                D. Kushner and Gregory K. Kushner.

  10.10(b)      Subscription and Shareholders' Agreement, dated as of September 16, 1997, by and among
                Crusader Savings Bank, FSB, Michael D. Kushner, Gregory K. Kushner and Crusader Mort-
                gage Corporation of Delaware.

  10.11(a)      Letter Agreement, dated as of November 7, 1997, among Crusader Savings Bank, FSB and
                Haiching Zhao, Ph.D.

  10.11(b)      Subscription and Shareholders' Agreement, dated as of December 11, 1997, by and among
                Crusader Savings Bank, FSB, Haiching Zhao, Ph.D. and National Chinese Mortgage
                Corporation.

  10.12         Partnership Agreement, dated as of December 19, 1996 by and between Ronald L. Caplan and
                Quest Holding Company.

  21            Subsidiaries of the Registrant.

  27            Financial Data Schedule.*

------------
+ Constitutes a management contract or compensatory plan.
* Filed herewith.

              Report of Independent Certified Public Accountants




Board of Directors
Crusader Holding Corporation


     We have audited the accompanying consolidated balance sheets of Crusader Holding Corporation and Subsidiary as of June 30, 1998 and 1997, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crusader Holding Corporation and Subsidiary as of June 30, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/ Grant Thornton LLP
--------------------------
Philadelphia, Pennsylvania
July 28, 1998

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheets

                                                                                     June 30,
                                                                         ---------------------------------
                                                                               1998              1997
                                                                         ---------------   ---------------
ASSETS
 Cash and due from banks .............................................    $    521,000      $    325,000
 Interest-earning deposits ...........................................      10,149,000                --
                                                                          ------------      ------------
    Cash and cash equivalents ........................................      10,670,000           325,000
                                                                          ------------      ------------
 Loans held for sale (estimated market value of $49,599,000 and
   $6,338,000 at June 30, 1998 and 1997, respectively) ...............      48,389,000         6,244,000
 Investment securities available-for-sale ............................       3,363,000         6,299,000
 Mortgage-backed securities available-for-sale .......................      14,188,000        16,044,000
 Loans receivable, net ...............................................     120,984,000        85,992,000
 Accrued interest receivable .........................................       1,372,000           815,000
 Other real estate owned .............................................              --                --
 Premises and equipment, net .........................................         986,000           880,000
 Deferred income taxes ...............................................         331,000           201,000
 Goodwill, net .......................................................       1,219,000                --
 Other assets ........................................................         532,000           293,000
                                                                          ------------      ------------
    Total assets .....................................................    $202,034,000      $117,093,000
                                                                          ============      ============
LIABILITIES
 Deposits ............................................................    $118,831,000      $ 95,906,000
 Advances from Federal Home Loan Bank ................................      49,150,000         8,950,000
 Securities sold under agreements to repurchase ......................       8,280,000         5,780,000
 Notes payable to shareholders .......................................              --         2,990,000
 Advances from borrowers for taxes and insurance .....................         434,000           270,000
 Other liabilities ...................................................       2,023,000           233,000
                                                                          ------------      ------------
    Total liabilities ................................................     178,718,000       114,129,000
                                                                          ------------      ------------
MINORITY INTEREST ....................................................          93,000            69,000
                                                                          ------------      ------------
SHAREHOLDERS' EQUITY
 Preferred stock -- authorized, 5,000,000 shares of $0.01 par value;
   none outstanding ..................................................              --                --
 Common stock -- authorized, 20,000,000 shares of $0.01 par value;
   3,835,000 and 2,170,000 shares issued and outstanding at June 30,
   1998 and 1997, respectively .......................................          38,850            10,850
   Class B common stock -- authorized, 500,000 shares of $0.01 par
   value; none issued ................................................              --                --
 Additional paid-in capital ..........................................      21,606,900         2,065,900
 Retained earnings ...................................................       1,577,250           864,250
 Net unrealized losses on securities available-for-sale ..............              --           (46,000)
                                                                          ------------      ------------
    Total shareholders' equity .......................................      23,223,000         2,895,000
                                                                          ------------      ------------
    Total liabilities and shareholders' equity .......................    $202,034,000      $117,093,000
                                                                          ============      ============


        The accompanying notes are an integral part of these statements.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY
          Consolidated Statements of Income and Comprehensive Income

                                                                                          June 30,
                                                                    ----------------------------------------------------
                                                                          1998               1997              1996
                                                                    ----------------   ---------------   ---------------
INTEREST INCOME
 Loans, including fees ..........................................     $ 13,109,000       $ 6,413,000       $ 3,903,000
 Investment securities, mortgage-backed securities and
   assets held for sale .........................................        1,412,000         1,506,000         1,070,000
                                                                      ------------       -----------       -----------
    Total interest income .......................................       14,521,000         7,919,000         4,973,000
                                                                      ------------       -----------       -----------
INTEREST EXPENSE
 Deposits .......................................................        6,913,000         3,978,000         2,825,000
 Borrowed funds .................................................        1,465,000           995,000           543,000
 Notes payable ..................................................          107,000           157,000           191,000
                                                                      ------------       -----------       -----------
    Total interest expense ......................................        8,485,000         5,130,000         3,559,000
                                                                      ------------       -----------       -----------
    Net interest income .........................................        6,036,000         2,789,000         1,414,000
PROVISION FOR LOAN LOSSES                                                  385,000            58,000            42,000
                                                                      ------------       -----------       -----------
    Net interest income after provision for loan losses .........        5,651,000         2,731,000         1,372,000
                                                                      ------------       -----------       -----------
NON-INTEREST INCOME
 Service charges and other fees on deposit accounts .............          170,000           112,000           114,000
 Gains on sale of conforming mortgages ..........................          513,000           309,000           272,000
 Crusader Mortgage Corporation income ...........................        4,199,000         1,074,000                --
 Other ..........................................................          131,000            90,000            31,000
                                                                      ------------       -----------       -----------
    Total non-interest income ...................................        5,013,000         1,585,000           417,000
                                                                      ------------       -----------       -----------
NON-INTEREST EXPENSES
 Employee compensation and benefits .............................        1,076,000           799,000           802,000
 Data processing ................................................          109,000            93,000            55,000
 Federal insurance premiums .....................................           63,000           375,000           112,000
 Occupancy and equipment ........................................          320,000           294,000           268,000
 Professional fees ..............................................          102,000            86,000            71,000
 Crusader Mortgage Corporation expenses .........................        2,628,000           886,000                --
 Goodwill amortization ..........................................           52,000                --                --
 Other operating ................................................          397,000           329,000           308,000
                                                                      ------------       -----------       -----------
    Total non-interest expenses .................................        4,747,000         2,862,000         1,616,000
                                                                      ------------       -----------       -----------
   Income before income tax expense .............................        5,917,000         1,454,000           173,000
INCOME TAX EXPENSE                                                       2,109,000           480,000            61,000
                                                                      ------------       -----------       -----------
    Income before minority interest .............................        3,808,000           974,000           112,000
Minority interest ...............................................           72,000            12,000                --
                                                                      ------------       -----------       -----------
    NET INCOME ..................................................     $  3,736,000       $   962,000       $   112,000
                                                                      ============       ===========       ===========
    Unrealized gain (loss) on securities, net of tax ............           46,000           169,000          (239,000)
                                                                      ------------       -----------       -----------
    Comprehensive income (loss) .................................     $  3,782,000       $ 1,131,000       $  (127,000)
                                                                      ============       ===========       ===========
Net income per share -- basic and diluted .......................     $       1.27       $      0.44       $      0.07
                                                                      ============       ===========       ===========
Weighted average shares outstanding .............................        2,948,000         2,187,500         1,680,000
                                                                      ============       ===========       ===========

        The accompanying notes are an integral part of these statements.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY
                Consolidated Statement of Shareholders' Equity


                                                                             Retained          Net unrealized
                                                                             earnings        gains (losses) on          Total
                                             Common        Additional      (accumulated    securities available-    shareholders'
                                             stock      paid-in capital      deficit)             for-sale             equity
                                          -----------  -----------------  --------------  -----------------------  --------------
Balance at July 1, 1995 ................   $    250       $ 1,375,750      $   (203,000)        $    24,000         $ 1,197,000
Contributions ..........................      3,000           439,000                --                  --             442,000
28-to-1 stock split ....................      6,750                --            (6,750)                 --                  --
Net income .............................         --                --           112,000                  --             112,000
Net unrealized loss on securities
 available-for-sale ....................         --                --                --            (239,000)           (239,000)
                                           --------       -----------      ------------         -----------         -----------
Balance at June 30, 1996 ...............     10,000         1,814,750           (97,750)           (215,000)          1,512,000
Contributions ..........................        850           251,150                --                  --             252,000
Net income .............................         --                --           962,000                  --             962,000
Net unrealized gain on securities
 available-for-sale ....................         --                --                --             169,000             169,000
                                           --------       -----------      ------------         -----------         -----------
Balance at June 30, 1997 ...............     10,850         2,065,900           864,250             (46,000)          2,895,000
Net income .............................         --                --         3,736,000                  --           3,736,000
Contributions ..........................        900           251,100                --                  --             252,000
2-to-1 stock split .....................     11,750                --           (11,750)                 --                  --
Issuance of common stock for minority
 interest acquisition ..................      1,500           888,500                --                  --             890,000
Net proceeds of initial public offering      12,000        15,392,000                --                  --          15,404,000
5% stock dividend ......................      1,850         3,009,400        (3,011,250)                 --                  --
Net unrealized gain on securities
 available-for-sale ....................         --                --                --              46,000              46,000
                                           --------       -----------      ------------         -----------         -----------
Balance at June 30, 1998 ...............   $ 38,850       $21,606,900      $  1,577,250         $        --         $23,223,000
                                           ========       ===========      ============         ===========         ===========

         The accompanying notes are an integral part of this statement.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows

                                                                                         June 30,
                                                                  -------------------------------------------------------
                                                                         1998               1997               1996
                                                                  -----------------   ----------------   ----------------
OPERATING ACTIVITIES
 Net income ...................................................    $    3,736,000      $     962,000      $     112,000
 Adjustments to reconcile net income to net cash used
   in operating activities
   Amortization of premiums and discounts on loans,
    mortgage-backed securities and investments ................           201,000            221,000             92,000
   Provision for loan losses ..................................           385,000             58,000             42,000
   Net gain on sale of loans held for sale ....................        (3,012,000)          (309,000)          (272,000)
   Amortization of goodwill ...................................            52,000                 --                 --
   Depreciation and amortization of premises and
    equipment .................................................           176,000            127,000            112,000
   Proceeds from sale of loans held for sale ..................       195,892,000         39,592,000         19,874,000
   Originations of loans held for sale ........................      (235,025,000)       (43,868,000)       (19,735,000)
   Increase in accrued interest receivable ....................          (557,000)          (241,000)           (38,000)
   Decrease (increase) in deferred income taxes ...............          (130,000)            74,000            (24,000)
   Other, net .................................................         1,170,000          1,173,000         (1,001,000)
                                                                   --------------      -------------      -------------
    Net cash used in operating activities .....................       (37,112,000)        (2,211,000)          (838,000)
                                                                   --------------      -------------      -------------
INVESTING ACTIVITIES
 Net increase in loans ........................................       (35,377,000)       (32,725,000)       (10,110,000)
 Purchase of investment securities available-for-sale .........        (2,000,000)        (3,348,000)        (1,000,000)
 Purchase of mortgage-backed securities
   available-for-sale .........................................        (4,661,000)        (2,596,000)       (14,027,000)
 Repayments of principal on investment securities
   available-for-sale .........................................         3,527,000          1,014,000          3,267,000
 Repayments of principal on mortgage-backed securities
   available-for-sale .........................................         5,959,000          2,728,000          2,725,000
 Repayments of principal on mortgage-backed securities
   held-to-maturity ...........................................                --                 --                 --
 Proceeds from sale of mortgage-backed securities
   available-for-sale .........................................         1,915,000          1,936,000          3,192,000
 Proceeds from sale of property acquired through loan
   foreclosure actions ........................................           111,000            337,000             59,000
 Purchases of premises and equipment ..........................          (472,000)          (596,000)           (25,000)
                                                                   --------------      -------------      -------------
    Net cash used in investing activities .....................       (30,998,000)       (33,250,000)       (15,919,000)
                                                                   --------------      -------------      -------------
FINANCING ACTIVITIES
 Net increase in deposits .....................................        22,925,000         36,260,000         12,088,000
 Advances from Federal Home Loan Bank, net ....................        42,700,000         (1,921,000)         4,554,000
 Increase (decrease) in advance payments by borrowers
   for taxes and insurance ....................................           164,000            (75,000)          (229,000)
 Proceeds from notes payable to shareholders ..................        (2,990,000)            73,000            876,000
 Capital contributions ........................................           252,000            252,000            442,000
 Proceeds from initial public offering ........................        15,404,000                 --                 --
                                                                   --------------      -------------      -------------
    Net cash provided by financing activities .................        78,455,000         34,589,000         17,731,000
                                                                   --------------      -------------      -------------
    Net increase (decrease) in cash and cash
      equivalents .............................................        10,345,000           (872,000)          (974,000)
Cash and cash equivalents at beginning of year ................           325,000          1,197,000            223,000
                                                                   --------------      -------------      -------------
Cash and cash equivalents at end of year ......................    $   10,670,000      $     325,000      $   1,197,000
                                                                   ==============      =============      =============

        The accompanying notes are an integral part of these statements.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Crusader Holding Corporation (the Company) is the holding company for its wholly-owned subsidiary, Crusader Savings Bank (the Bank), a federally chartered savings bank. See note B for additional information regarding majority and wholly-owned subsidiaries of the Bank. The Bank provides banking services to individual and corporate customers through its two branches in Philadelphia County, Pennsylvania.

     The Bank competes with other banking and financial institutions in its primary market communities. Commercial banks, savings banks, savings and loan associations, mortgage bankers and brokers, credit unions and money market funds actively compete for savings and time deposits and for types of loans. Such institutions, as well as consumer finance, mutual funds, insurance companies, and brokerage and investment banking firms, may be considered competitors of the Bank with respect to one or more of the services it renders.

     The Bank is subject to regulations of certain state and federal agencies and, accordingly, it is periodically examined by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Bank's business is particularly susceptible to being affected by state and federal legislation and regulations.

     1. Basis of Financial Statement Presentation and Reporting Entity

     The accounting and reporting policies of the Company conform with generally accepted accounting principles and practices within the banking industry, with respect to the Bank. All intercompany balances and transactions have been eliminated. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank.

     In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheets and the reported amount of revenues and expenses during the reported period. Therefore, actual results could differ from those estimates.

     The principal estimate that is susceptible to significant change in the near term relates to the allowance for loan losses. The evaluation of the adequacy of the allowance for loan losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations as well as current loan collateral values. However, actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.

     The Company has adopted the provisions of the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
(SFAS) No. 130, Reporting of Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     In June 1997, the FASB issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that such enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement requires the reporting of financial and descriptive information about the enterprise's reportable operating segments. This statement is effective for financial statements for the years beginning after December 15, 1997. The Company does not anticipate that the additional disclosures to comply with SFAS No. 131 will be significant.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -- (Continued)

     2. Financial Instruments

     The FASB issued SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," which requires all entities to disclose the estimated fair value of their assets and liabilities considered to be financial instruments. Financial instruments requiring disclosure consist primarily of investment securities, mortgage-backed securities, loans, deposits and borrowings.

     3. Loans Held for Sale

     Included in loans held for sale are any loans which the Bank believes may be involved in interest rate risk management or other decisions which might reasonably result in such loans not being held until maturity. Any such conforming loans are transferred to loans held for sale and valued at the lower of aggregate cost or market, including considering of forward commitments to sell, until ultimate disposition.

     The FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended by SFAS No. 127, which provides accounting guidance on transfers of financial assets, servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The adoption of SFAS No. 125 did not have a material impact on the Company's consolidated financial position or results of operations.

     4. Investment and Mortgage-Backed Securities

     Investments in securities are classified in one of two categories: held-to-maturity and available-for-sale. Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost. As the Bank does not engage in security trading, the balance of its debt securities and any equity securities are classified as available-for-sale. Net unrealized gains and losses for such securities, net of tax, are required to be recognized as a separate component of shareholders' equity and excluded from the determination of net income. Gains or losses on disposition are based on the net proceeds and cost of the securities sold, adjusted for amortization of premiums and accretion of discounts, using the specific identification method.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is permitted only as of the beginning of any fiscal quarter. The Company is currently reviewing the provisions of SFAS No. 133.

     5. Loans and Allowance for Loan Losses

     Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal and reduced by an allowance for loan losses. Interest on loans is accrued and credited to operations based upon the principal amounts outstanding. The allowance for loan losses is established through a provision for possible loan losses charged to expenses. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible loan losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower's ability to pay.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -- (Continued)

     Management establishes reserves against interest accruals on loans when principal and interest become 90 days or more past due and when management believes, after considering economic and business conditions, collection efforts and collateral, that the borrower's financial condition is such that collection of interest is doubtful. Additionally, uncollectible interest on loans that are contractually past due is charged off, or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status.

     The Bank adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures. This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. The adoption of SFAS No. 114, as amended by SFAS No. 118, did not have a material impact on the Bank's financial condition or results of operations.

     6. Loan Fees

     The Bank defers loan fees, net of certain direct loan origination costs. The balance is accreted into income as a yield adjustment over the life of the loan using the interest method.

     7. Other Real Estate Owned

     Other real estate owned (OREO), representing property acquired through foreclosure, is recorded at the lower of cost or estimated fair market value, less costs of disposal. When property is acquired, the excess, if any, of the loan balance over fair market value is charged to the allowance for possible loan losses. Periodically thereafter, the asset is reviewed for subsequent declines in the estimated fair market value. Subsequent declines, if any, and holding costs, as well as gains and losses on subsequent sale, are included in the consolidated statements of operations.

     8. Goodwill

     Goodwill resulted from the acquisition of the minority interest of CMC and is being amortized on a straight-line basis over approximately 15 years.

     9. Premises and Equipment

     Premises and equipment are carried at cost. Depreciation and amortization are generally computed on the straight-line method over the estimated useful lives of the assets.

     The FASB issued a standard, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. At June 30, 1998 and 1997, the Company and the Bank had no such long-lived assets.

     10. Employee Benefit Plans

     The Company has certain employee benefit plans covering substantially all employees. The Company accrues such costs as incurred.

     The Company accounts for its stock options under SFAS No. 123, Accounting for Stock-Based Compensation, which contains a fair value-based method for valuing stock-based compensation that entities may use,

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -- (Continued)

which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and EPS, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Company's stock option plan is accounted for under APB Opinion No. 25.

     11. Income Taxes

     The Bank and its subsidiaries are included in the consolidated federal income tax return of the Company. The Company is a party to a tax sharing agreement with the Bank. Under the terms of the agreement, the Bank's share of consolidated tax is computed on a separate company basis.

     Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are the allowance for loan losses, deferred loan fees and interest reserves. The Company's effective income tax rate differs from the federal effective rate primarily as a result of state income taxes, net of federal benefit, lower rate brackets and tax-exempt income.

     12. Net Income Per Share

     The Company adopted the provisions of SFAS No. 128, Earnings Per Share, which eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Prior periods' earnings per share calculations have been restated to reflect the adoption of SFAS No. 128.

     13. Supplemental Cash Flow Information

     The Company and the Bank consider cash on hand, amounts due from banks and federal funds sold as cash equivalents. Generally, federal funds are purchased and sold for one-day periods. Other supplemental cash flow information is as follows:

                                                                                      June 30,
                                                                    ---------------------------------------------
                                                                         1998            1997            1996
                                                                    -------------   -------------   -------------
Cash payments for interest ......................................    $8,306,000      $5,041,000      $3,292,000
Cash payments for income taxes ..................................     1,710,000              --          82,000
Transfer of loans into property acquired through loan
 foreclosure actions ............................................       111,000         337,000          81,000
Transfer of investment securities to available-for-sale .........            --              --       2,032,000
Transfer of mortgage-backed securities held-to-maturity
 to mortgage-backed securities available-for-sale ...............            --              --       7,106,000
Issuance of stock, for purchase of minority interest ............       890,000              --              --

     14. Advertising Costs


     It is the Company's policy to expense advertising costs in the period in which they are incurred. Advertising expense for June 30, 1998, 1997 and 1996 was approximately $25,000, $25,000 and $24,000, respectively.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -- (Continued)

     15. Reclassification

     Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE B -- BANK SUBSIDIARIES

     The Bank has three majority-owned subsidiaries and four wholly-owned subsidiaries. They are as follows:

     1. Crusader Mortgage Corporation

     In July 1996, the Bank formed Crusader Mortgage Corporation (CMC) for pursuing the origination and acquisition for resale of non-conforming mortgages.

     Initially, the Bank maintained a 51% controlling interest in CMC, which was subsequently increased to 67.5% in September 1997 and 100% effective November 30, 1997. The additional interest purchased in September 1997 was purchased for $155,000. The remaining interest purchased in November was exchanged for 150,000 shares of the common stock of the Company and the payment of accrued compensation of $250,000 to the former minority shareholder. These transactions were accounted for under the purchase method of accounting. A total of $1,271,000 of goodwill was recorded and is being amortized over a 15-year period. Additionally, the November agreement with the former minority shareholder provides for a reduction in the number of shares of common stock to which the minority shareholder would otherwise be entitled in the event CMS's net income does not exceed certain levels for the twelve months ending December 31, 1998. The agreement further requires that the minority shareholder's shares of common stock be escrowed for three years, with a portion of such shares released on each of three designated dates, and provides for the granting of an irrevocable proxy pursuant to which the shares will be voted in the same proportion as the other outstanding shares of common stock are voted. The agreement also contains certain indemnities in favor of the Company, the Bank, and CMC, and prohibits the minority shareholder from competing with the Company for a period of three years.

     CMC originates conforming mortgage loans and sells the loans in the secondary market. The components of CMC net income are as follows:

                                                     Bank             CMC         Consolidated
                                                --------------   -------------   --------------
Year ended June 30, 1998
 Total interest income and noninterest income   $14,259,000       $5,275,000     $19,534,000
 Income before income taxes .................     3,270,000        2,647,000       5,917,000
 Total assets, end of period ................   197,595,000        4,439,000     202,034,000
Year ended June 30, 1997
 Total interest income and noninterest income     8,322,000        1,182,000       9,504,000
 Income before income taxes .................     1,058,000          396,000       1,454,000
 Total assets, end of year ..................   116,744,000          349,000     117,093,000


     2. Other

     Crusader Servicing Corporation, a 60% owned subsidiary that commenced operations in August 1996, acquires, through auction, delinquent property tax liens in various jurisdictions throughout the country, assuming a lien position that is generally superior to any mortgage liens on the property and obtaining certain foreclosure rights as defined by local statute. Quest Holding Corporation, a wholly-owned subsidiary, periodically holds title to the real estate holdings of the Bank acquired through foreclosure, pending resale of such property. Asset Investment Corporation, a wholly owned subsidiary, holds the title to the Bank's multi-family and commercial loan portfolios. Crusader Mortgage Corporation of Delaware, a 51% owned subsidiary that commenced operations in October 1997, maintains a conforming and nonconforming residential mortgage lending operation in Wilmington, Delaware. National Chinese Mortgage, a 51% owned subsidiary that commenced operations in December 1997, markets loans on an affinity group basis to the U.S. Chinese community.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE C -- LOANS HELD FOR SALE

     Loans held for sale are as follows:

                                                               June 30, 1998
                                       -------------------------------------------------------------
                                                            Gross          Gross           Fair
                                                         unrealized     unrealized        market
                                            Cost            gains         losses           value
                                       --------------   ------------   ------------   --------------
Residential mortgage loans .........    $48,389,000     $1,210,000          $--        $49,599,000
                                        ===========     ==========          ===        ===========


                                                              June 30, 1997
                                       -----------------------------------------------------------
                                                           Gross          Gross           Fair
                                                        unrealized     unrealized        market
                                            Cost           gains         losses          value
                                       -------------   ------------   ------------   -------------
Residential mortgage loans .........    $6,244,000        $94,000          $--        $6,338,000
                                        ==========        =======          ===        ==========

NOTE D -- INVESTMENT SECURITIES

     The amortized cost, unrealized gains and losses, and fair market value of the Bank's available-for-sale and mortgage-backed securities are as follows:

                                                               June 30, 1998
                                       -------------------------------------------------------------
                                                            Gross          Gross           Fair
                                                         unrealized     unrealized        market
                                            Cost            gains         losses           value
                                       --------------   ------------   ------------   --------------
Investment securities
 U.S. Government agencies ..........    $        --        $    --      $      --      $        --
 Other .............................      1,000,000             --             --        1,000,000
 FHLB stock ........................      2,363,000             --             --        2,363,000
                                        -----------        -------      ---------      -----------
                                          3,363,000             --             --        3,363,000
Mortgage-backed securities .........     14,188,000         20,000        (20,000)      14,188,000
                                        -----------        -------      ---------      -----------
                                        $17,551,000        $20,000      $ (20,000)     $17,551,000
                                        ===========        =======      =========      ===========


                                                               June 30, 1997
                                       -------------------------------------------------------------
                                                           Gross           Gross            Fair
                                         Amortized      unrealized      unrealized         market
                                            cost           gains          losses           value
                                       -------------   ------------   --------------   -------------
Investment securities
 U.S. Government agencies ..........   $ 4,375,000        $    --       $  (11,000)    $ 4,364,000
 SBA pools .........................     1,119,000             --           (7,000)      1,112,000
 FHLB stock ........................       823,000             --               --         823,000
                                       -----------        -------       ----------     -----------
                                         6,317,000             --          (18,000)      6,299,000
Mortgage-backed securities .........    16,095,000         38,000          (89,000)     16,044,000
                                       -----------        -------       ----------     -----------
                                       $22,412,000        $38,000       $ (107,000)    $22,343,000
                                       ===========        =======       ==========     ===========

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE D -- INVESTMENT SECURITIES  -- (Continued)

     The amortized cost and fair market value of investment and mortgage-backed securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                      June 30, 1998
                                              -----------------------------
                                                   Available-for-sale
                                              -----------------------------
                                                                   Fair
                                                Amortized         market
                                                   cost           value
                                              -------------   -------------
       Investment securities
        Due after ten years ...............   $ 1,000,000     $ 1,000,000
       Mortgage-backed securities .........    14,188,000      14,188,000
       FHLB stock .........................     2,363,000       2,363,000
                                              -----------     -----------
                                              $17,551,000     $17,551,000
                                              ===========     ===========


NOTE E -- MORTGAGE-BACKED SECURITIES

     The amortized cost, unrealized gains and losses, and fair market values of the Bank's available-for-sale securities are summarized as follows:

                                                         June 30, 1998
                                  -----------------------------------------------------------
                                                      Gross          Gross           Fair
                                    Amortized      unrealized     unrealized        market
                                       cost           gains         losses          value
                                  -------------   ------------   ------------   -------------
Available-for-sale
   FHLMC certificates .........   $ 6,012,000       $ 11,000      $ (13,000)    $ 6,010,000
   GNMA certificates ..........     3,832,000          1,000         (6,000)      3,827,000
   FNMA certificates ..........     4,344,000          8,000         (1,000)      4,351,000
                                  -----------       --------      ---------     -----------
                                  $14,188,000       $ 20,000      $ (20,000)    $14,188,000
                                  ===========       ========      =========     ===========


                                                         June 30, 1997
                                  -----------------------------------------------------------
                                                      Gross          Gross           Fair
                                    Amortized      unrealized     unrealized        market
                                       cost           gains         losses          value
                                  -------------   ------------   ------------   -------------
Available-for-sale
   FHLMC certificates .........   $ 7,601,000       $ 14,000      $ (47,000)    $ 7,568,000
   GNMA certificates ..........     6,305,000         23,000        (15,000)      6,313,000
   FNMA certificates ..........     2,189,000          1,000        (27,000)      2,163,000
                                  -----------       --------      ---------     -----------
                                  $16,095,000       $ 38,000      $ (89,000)    $16,044,000
                                  ===========       ========      =========     ===========


     Proceeds from the sale of mortgage-backed securities were $1,932,000 and $1,936,000 at June 30, 1998 and 1997, respectively.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE F -- LOANS RECEIVABLE

     Loans receivable are as follows:


                                                                         June 30,
                                                             ---------------------------------
                                                                   1998              1997
                                                             ----------------   --------------
        Residential one-to-four family mortgage loans          $ 59,597,000      $54,493,000
       Multi-family mortgage loans .......................       24,473,000       13,244,000
       Construction loans ................................        1,210,000        2,188,000
       Commercial mortgage loans .........................       34,235,000       14,817,000
       Consumer loans ....................................        2,496,000        2,375,000
                                                               ------------      -----------
          Total loans ....................................      122,011,000       87,117,000

       Construction loans in process .....................               --         (774,000)
       Deferred loan fees and unearned discounts .........         (170,000)         121,000
       Allowance for possible loan losses ................         (857,000)        (472,000)
                                                               ------------      -----------
          Net loans ......................................     $120,984,000      $85,992,000
                                                               ============      ===========


     The Bank had loans outstanding which were secured by real estate and/or deposit accounts to directors and officers of $2,862,000 and $2,460,000 at June 30, 1998 and 1997, respectively. During 1998, 427,000 of new loans were made and repayments totaled $25,000. Management of the Bank is of the opinion that these performing loans were made in the ordinary course of business and on substantially the same terms as those prevailing at the same time for comparable transactions with unrelated parties and do not involve more than normal risk of collectibility or present other unfavorable features.

     Included in loans receivable are non-accrual loans past due 90 days or more in the amounts of $1,352,000 and $745,000 at June 30, 1998 and 1997, respectively. If interest income had been recorded on all non-accrual loans had they been current in accordance with their original terms, income would have increased for the years ended June 30, 1998, 1997 and 1996 by approximately $57,000, $57,000 and $60,000, respectively.

     Also included in loans receivable are loans past due 90 days or more and accruing in the amount of $-0- and $353,000 at June 30, 1998 and 1997, respectively, which have not been classified as non-accrual due to management's belief that the loans are well-secured and in the process of collection.

     There were no impaired loans at June 30, 1998 and 1997.

     Activity in the allowance for loan losses was as follows:


                                                 Year ended June 30,
                                       ----------------------------------------
                                           1998           1997          1996
                                       ------------   -----------   -----------
Balance, beginning of year .........    $ 472,000      $ 430,000     $ 388,000
Provision for loan losses ..........      385,000         58,000        42,000
Charge-offs ........................           --        (16,000)           --
                                        ---------      ---------     ---------
Balance, end of year ...............    $ 857,000      $ 472,000     $ 430,000
                                        =========      =========     =========

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE G -- PREMISES AND EQUIPMENT

     Premises and equipment are as follows:

                                                                          June 30,
                                                 Estimated      -----------------------------
                                                useful lives         1998            1997
                                              ---------------   -------------   -------------
Furniture, fixtures and equipment .........   5 to 10 years      $1,627,000      $1,341,000
 Less accumulated depreciation ............                        (641,000)       (461,000)
                                                                 ----------      ----------
                                                                 $  986,000      $  880,000
                                                                 ==========      ==========

     Depreciation expense for the years ended June 30, 1998, 1997 and 1996 was approximately $176,000, $127,000 and $112,000, respectively.

NOTE H -- DEPOSITS

     Deposits are as follows:

                                                                   June 30,
                                           --------------------------------------------------------
                                                       1998                         1997
                                           ----------------------------   -------------------------
                                            Weighted                       Weighted
                                            interest                       interest
                                              rate           Amount          rate         Amount
                                           ----------   ---------------   ---------   -------------
Demand .................................        -- %     $  5,662,000         --%     $ 2,123,000
Money market NOW and Super NOW .........       3.93        15,076,000       3.92        9,994,000
Passbook and statement savings .........       2.66         1,708,000       2.80        1,689,000
                                                         ------------                 -----------
                                                           22,446,000                  13,806,000
Time deposits ..........................       5.86        96,385,000       5.70       82,100,000
                                                         ------------                 -----------
                                                         $118,831,000                 $95,906,000
                                                         ============                 ===========

     At June 30, 1998, the scheduled maturities of time deposits are as follows:


       1998 ........................    $68,450,000
       1999 ........................     23,010,000
       2000 ........................      1,453,000
       2001 ........................        608,000
       2002 ........................      1,666,000
       2003 and thereafter .........      1,198,000
                                        -----------
                                        $96,385,000
                                        ===========


     Included in deposits as of June 30, 1998 and 1997 are deposits greater than $100,000 of approximately $47,472,000 and $10,857,000, respectively.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE I -- BORROWINGS

     Advances from the Federal Home Loan Bank of Pittsburgh (FHLB), which generally have maturities of less than one year, are as follows:

                                                                       June 30,
                                                          ----------------------------------
                                                                1998               1997
                                                          ----------------   ---------------
       Advances outstanding at end of period ..........     $ 24,150,000      $  8,950,000
       Interest rate at end of period .................             5.60%             5.70%
       Approximate average amount outstanding .........       14,253,000         8,344,000
       Maximum month-end balance ......................       43,500,000        17,450,000
       Approximate weighted average rate ..............             5.89%             5.56%


     At June 30, 1998 and 1997, long term advances from the FHLB totaling $25,000,000 and $-0- mature through 2003. These advances are collateralized by certain first mortgage loans and mortgage-backed securities.

     At June 30, 1998 and 1997, long-term securities sold under agreements to repurchase totaling $8,280,000 and $5,780,000 have maturities of one to four years. These repurchase agreements are collateralized by certain mortgage-backed securities.

     At June 30, 1998, outstanding long-term securities sold under agreements mature as follows:



  1999 ..................................    $3,280,000
  2000 ..................................            --
  2001 ..................................            --
  2002 ..................................     5,000,000
                                             ----------
                                             $8,280,000
                                             ==========

NOTE J -- SHAREHOLDERS NOTES

     Notes payable consisted of loans payable to the Company's shareholders as follows:


                                                                   June 30,
                                                            ----------------------
                                                             1998         1997
                                                            ------   -------------
        Note payable in monthly interest only payments at
        6% at June 30, 1997, the remaining principal plus
        accrued interest is due and payable on July 1,
        1998, unless otherwise extended by the share-
        holder. These notes were repaid on February 13,
        1998. ...........................................    $--      $2,990,000
                                                             ===      ==========

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE K -- INCOME TAXES

     The provision for income taxes is as follows:


                                             Year ended June 30,
                                 -------------------------------------------
                                      1998            1997          1996
                                 --------------   -----------   ------------
Current
   Federal ...................    $ 2,034,000      $ 500,000     $  62,000
   State .....................        228,000         17,000        23,000
                                  -----------      ---------     ---------

      Total current ..........      2,262,000        517,000        85,000
                                  -----------      ---------     ---------

Deferred
   Federal ...................       (153,000)       (37,000)      (24,000)
                                  -----------      ---------     ---------
      Total deferred .........       (153,000)       (37,000)      (24,000)
                                  -----------      ---------     ---------
                                  $ 2,109,000      $ 480,000     $  61,000
                                  ===========      =========     =========


     The reconciliation of the statutory federal income tax provision to the actual tax provision is as follows:


                                                                            Year ended June 30,
                                                                -------------------------------------------
                                                                     1998            1997          1996
                                                                --------------   -----------   ------------
Statutory federal income tax ................................    $ 1,987,000      $ 494,000     $  59,000
State and local income taxes, net of federal impact .........        165,000         11,000        15,000
Tax-exempt income ...........................................        (25,000)       (13,000)      (11,000)
Goodwill amortization .......................................         18,000             --            --
Other, net ..................................................         36,000        (12,000)       (2,000)
                                                                 -----------      ---------     ---------
   Income tax provision .....................................    $ 2,109,000      $ 480,000     $  61,000
                                                                 ===========      =========     =========


     Deferred tax assets and liabilities consist of the following:


                                                                      June 30,
                                                               -----------------------
                                                                  1998         1997
                                                               ----------   ----------
       Deferred tax assets
          Deferred loan fees ...............................    $ 10,000     $ 13,000
          Interest reserve .................................      53,000       31,000
          Provision for loan losses ........................     254,000      123,000
          Unrealized loss on securities available-for-sale .          --       23,000
          Basis of property and equipment ..................      14,000       11,000
                                                                --------     --------
                                                                 331,000      201,000
                                                                --------     --------
             Net deferred tax asset ........................    $331,000     $201,000
                                                                ========     ========


                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE L -- SHAREHOLDERS' EQUITY

     On July 28, 1998, the Company declared a 5% stock dividend payable August 28, 1998 to shareholders of record on August 21, 1998. Shareholders' equity at June 30, 1998, has been retroactively adjusted to reflect this dividend.

     The Company completed its initial public offering on February 13, 1998 (the closing date) of 1,150,000 shares (the Shares) of common stock, $0.01 par value. The initial public offering price of the Shares was $15.00. The net proceeds received by the Company in connection with the public offering were approximately $15,404,000. Total offering costs approximated $1,800,000, including underwriting discounts.

     On December 8, 1997, the Company declared a two for one stock split effected in the form of a 100% stock dividend.

     On December 8, 1997, the Company amended and restated its Articles of Incorporation whereby the Company is authorized to issue 20,000,000 shares of capital stock, par value $0.01 per share and 5,000,000 shares of preferred stock, par value $0.01 per share.

     Under the Company's amended Articles of Incorporation, the Board of Directors of the Company may, from time to time, authorize the shares of preferred stock, in one or more series, with such provisions as to voting rights, dividend rates and preferences, redemption and convertibility, and such preferences, privileges and powers, and relative, participating, optional or other special rights, and qualifications, limitations or restrictions of such series of preferred stock, as shall be stated in the resolution of the Board of Directors providing for the issuance of the preferred stock. The preferred stock may rank prior to common stock as to dividend rights or liquidation preferences, or both, and may have full or limited voting rights. No preferred stock is currently outstanding nor will any be issued in the Offering.

     On March 1, 1996, the Company's Board of Directors declared a 28-for-1 stock split effected in the form of a stock dividend.

NOTE M -- EARNINGS PER SHARE

     The Company's calculation of earnings per share in accordance with SFAS No. 128 is as follows:


                                                                     Year ended June 30, 1998
                                                           --------------------------------------------
                                                               Income           Shares        Per share
                                                            (numerator)     (denominator)      amount
                                                           -------------   ---------------   ----------
Basic earnings per share
   Net income available to common stockholders .........    $3,736,000        2,948,000        $ 1.27
Effect of dilutive securities
   Options .............................................            --           12,000            --
                                                            ----------        ---------        ------
Diluted earnings per share .............................
   Net income available to common stockholders plus
    assumed conversions ................................    $3,736,000        2,960,000        $ 1.27
                                                            ==========        =========        ======


     Basic and diluted weighted average shares outstanding for the years ended June 30, 1997 and 1996, were 2,187,500 and 1,680,000, respectively. There were no dilutive securities outstanding in 1997 and 1996.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE N -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND
          CONCENTRATIONS OF CREDIT RISK

     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract amounts of those instruments reflect the extent of the Bank's involvement in particular classes of financial instruments. The Bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amounts of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk.

     Financial instruments, the contract amounts of which represent credit risk, include commitments to originate loans of $5,244,000 and $7,560,000 at June 30, 1998 and 1997, respectively, as follows:


                                                       1998                            1997
                                          ------------------------------   -----------------------------
                                              Fixed          Variable          Fixed          Variable
                                               rate            rate             rate            rate
                                          -------------   --------------   -------------   -------------
First mortgage loans ..................    $1,346,000      $   549,000      $3,115,000      $3,194,000
Residential construction ..............            --               --              --         100,000
Commercial real estate and multi-family
 mortgages ............................            --        3,349,000              --       1,151,000
                                           ----------      -----------      ----------      ----------
                                           $1,346,000      $ 3,898,000      $3,115,000      $4,445,000
                                           ==========      ===========      ==========      ==========

     Fees received in connection with these commitments have not been recognized in income.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of the collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held generally includes residential and some commercial property.

     The Bank loan portfolio consists of one-to-four family residential real estate loans in the suburban Philadelphia area, primarily Delaware, Montgomery, Philadelphia, Bucks and Chester counties in Pennsylvania, as well as southern New Jersey and northern Delaware. The Bank offers both fixed and adjustable rates of interest on these loans which have amortization terms ranging to 30 years. The loans are generally originated on the basis of up to 80% loan-to-value ratio, which has historically provided the Bank with more than adequate collateral coverage in the event of default. Nevertheless, the Bank, as with any lending institution, is subject to the risk that residential real estate values in the primary lending will deteriorate, thereby potentially impairing collateral values in the primary lending area. However, management believes that residential real estate values are presently stable in its primary lending area and that loan loss allowances have been provided for in amounts commensurate with its current perception of the foregoing risks in the portfolio.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE O -- COMMITMENTS AND CONTINGENCIES

     1. Lease Commitments

     The Bank has entered into non-cancelable operating lease agreements for both branch banking facilities and office space. The lease terms range from 5 to 10 years. The approximate minimum annual rental payments at June 30, 1998, under these leases are as follows:



                 1999 ........................    $108,000
                 2000 ........................     108,000
                 2001 ........................     108,000
                 2002 ........................      96,000
                 2003 ........................      60,000
                 Thereafter ..................      56,000
                                                  --------
                                                  $536,000
                                                  ========


     Rental expense amounted to $73,000 for the year ended June 30, 1998 and $67,000 for the years ended June 30, 1997 and 1996.

     2. Other

     The Bank is party to certain claims and litigation arising in the ordinary course of business. In the opinion of management, the resolution of such claims and litigation will not materially affect the Bank's consolidated financial position or results of operations.

     3. Employment Contracts

     The Company has a five-year employment agreement with its President as of March 1, 1996. Under the terms of the agreement, he will devote substantially all of his time and effort to conducting the business activities of the Company as President and will receive an annual salary of $150,000 for each of the five years of the agreement. His employment is terminable by the Company for cause as defined in the agreement, and is terminable by him upon written notice to the Company. Upon termination, he is not permitted to compete with the Company or any subsidiary or affiliate of the Company by soliciting its employees or soliciting business from its customers or suppliers for a period of one year following such termination.

     On December 8, 1997, the Bank's Board of Directors approved an employment agreement with its President. Under the terms of the three-year agreement, he will devote substantially all of his time and effort to conducting the business activities of the Bank as President thereof and will receive an annual salary of $100,000 with an 8% increase as of July 1, 1999. In addition, he is eligible for an annual bonus of up to 30% of his annual compensation. Upon termination from the Bank, he is not permitted to compete with the Bank in any of its businesses in the relevant market areas for such businesses for a specific period following such termination. If his employment is prematurely terminated by the Bank without cause, he is eligible to receive a severance payment equal to two times his annual salary if such termination occurs in the initial year of the employment agreement, and a severance payment equal to his annual salary if such termination occurs during the second or third year of the employment agreement. He received options to purchase 20,000 shares in December 1997 at a price of $12.00 per share and, additionally, he was granted options to purchase 8,000 shares at the public offering price of $15.00.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE P -- EMPLOYEE BENEFIT PLAN

     The Bank has a 401(k) defined contribution plan covering all employees, as defined under the plan document. Employees may contribute up to 15% of compensation, as defined under the plan document. The Bank can make discretionary contributions. The Bank contributed $7,000 for the year ended June 30, 1998 and $5,000 for 1997 and 1996.

NOTE Q -- STOCK OPTION PLAN

     The Board of Directors and shareholders adopted a Directors' Stock Option Plan (the Directors' Plan). Certain directors are eligible to receive, at no cost to them, options under the Directors' Plan. Options granted under the Directors' Plan are non-qualified stock options. Options granted under the Directors' Plan are five-year options at the fair market value of the common stock at the time of the grant. Options vest in accordance with the terms of the grant. Upon termination from the Company, except in cases of death, the option shares expire after 30 days. Option shares may be paid in cash, shares of the common stock, or a combination of both. An aggregate of 100,000 shares of common stock have been reserved under the Directors' Plan. At June 30, 1998, 59,700 options were granted under the Directors' Plan.

     Prior to the public offering, grants of option to purchase 27,100 shares were made to certain directors under a phantom stock option plan. At the time of the Offering, certain directors will renounce their right to such phantom options and will, based upon their prior interests in the phantom options, receive options to purchase an aggregate of 54,200 shares pursuant to the Directors' Stock Option Plan at the Offering price.

     The Board of Directors and shareholders adopted an Employee Stock Option Plan (the Employee Plan). Employees are eligible to receive, at no cost to them, options under the Employee Plan. Options granted under the Employee Plan are non-qualified stock options. Options granted under the Employee Plan are five-year options at the fair market value of the common stock at the time of the grant. Options vest in accordance with the terms of the grant. Upon termination from the Company, except in cases of death, the option shares expire after 30 days. Option shares may be paid in cash, shares of the common stock, or a combination of both. An aggregate of 200,000 shares of common stock have been reserved under the Employee Plan. On December 8, 1997, the Company granted options to acquire an aggregate of 20,000 shares of common stock at an exercise price of $12.00 per share to the President of the Bank. At June 30, 1998, 40,000 options were granted under the Employee Plan.

     Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                                             Year ended
                                                                            June 30, 1998
                                                                           --------------
Net income .............................................   As reported      $ 3,736,000
                                                           Pro forma          3,711,000

Net income per common share--basic and diluted .........   As reported      $      1.27
                                                           Pro forma        $      1.26

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1998: dividend yield of -0-% in 1998; expected volatility of 22% in 1998; risk-free interest rates of 5.6% in 1998; and expected lives of five years for 1998.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE Q -- STOCK OPTION PLAN  -- (Continued)

     A summary of the status of the Company's stock option plans as of June 30, 1998, and the change during the year ending June 30, 1998, are represented below:

                                                                                       Weighted
                                                                                       average
                                                                                       exercise
                                                                            Shares      price
                                                                           --------   ---------
Outstanding, beginning of year .........................................        --     $   --
Granted ................................................................    99,700      14.39
Exercised ..............................................................        --         --
                                                                            ------     ------
Outstanding, end of year ...............................................    99,700    $ 14.39
                                                                            ------    =======
Options exercisable at year-end ........................................        --
Weighted average fair value of options granted during the year .........              $  4.54
                                                                            ======    =======

     The following table summarizes information about options outstanding at June 30, 1998:

                          Options outstanding
-----------------------------------------------------------------------
                                              Weighted
                             Number            average        Weighted
                         outstanding at       remaining       average
       Range of             June 30,         contractual      exercise
   exercise prices            1998          life (years)       price
---------------------   ----------------   --------------   -----------
$12.00--$15.00 ......       99,700             4 1/2          $14.39


NOTE R -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107 requires disclosure of the estimated fair value of an entity's assets and liabilities considered to be financial instruments. For the Bank, as for most financial institutions, the majority of its assets and liabilities are considered to be financial instruments as defined in SFAS No.
107. However, many such instruments lack an available trading market as characterized by a willing buyer and seller engaging in an exchange transaction. Therefore, the Bank had to use significant estimations and present value calculations to prepare this disclosure, as required by SFAS No. 107. Accordingly, the information presented below does not purport to represent the aggregate net fair value of the Bank.

     Changes in assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. Also, management is concerned that there may not be reasonable comparability between institutions due to the wide range of permitted assumptions and methodologies in the absence of active markets. This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values.

     Estimated fair values have been determined by the Bank using the best available data and an estimation methodology suitable for each category of financial instrument. The estimation methodologies used, the estimated fair values, and recorded book balances at June 30, 1998 and 1997 are outlined below.

     For cash and due from banks and federal funds sold, the recorded book value of approximately $10,670,000 and $325,000 approximates fair value at June 30, 1998 and 1997, respectively. The estimated fair values of loans held for sale, investment securities and mortgage-backed securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

     The fair values of loans are estimated based on a discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The carrying value of accrued interest approximates fair value.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE R -- FAIR VALUE OF FINANCIAL INSTRUMENTS  -- (Continued)


                                                                                   June 30,
                                                      -------------------------------------------------------------------
                                                                    1998                               1997
                                                      ---------------------------------   -------------------------------
                                                         Carrying       Estimated fair       Carrying      Estimated fair
                                                          amount             value            amount           value
                                                      --------------   ----------------   -------------   ---------------
Loans held for sale ...............................   $48,389,000        $ 49,599,000     $6,244,000        $ 6,338,000
Investment and mortgage-backed securities .........    17,551,000          17,551,000     22,343,000         22,343,000
Loans .............................................   122,011,000         124,838,000     87,117,000         88,266,000

     The estimated fair values of demand deposits (i.e., interest and non-interest bearing checking accounts, passbook savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. The fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly time deposit maturities. The carrying amount of accrued interest payable approximates its fair value.

                                                        June 30,
                          --------------------------------------------------------------------
                                        1998                                1997
                          ---------------------------------   --------------------------------
                             Carrying       Estimated fair       Carrying       Estimated fair
                              amount             value            amount            value
                          --------------   ----------------   --------------   ---------------
Time deposits .........    $96,385,000        $96,511,000      $82,100,000       $81,103,000

     The fair values of advances from the FHLB and securities sold under agreements to repurchase totalling $49,150,000 and $8,280,000 at June 30, 1998 and $8,950,000 and $5,780,000, respectively, at June 30, 1997, are estimated to approximate their recorded book balances.

     There was no material difference between the contract amount and the estimated fair value of off-balance-sheet items which totalled approximately $5,243,000 and $7,560,000 at June 30, 1998 and 1997, respectively, and primarily comprise unfunded loan commitments which are generally priced at market at the time of funding.

NOTE S -- REGULATORY MATTERS

     1. Dividends

     The payment of dividends by the Bank to the Company is prohibited unless the Bank meets specific capital and earning requirements. In general, the regulation divides savings banks into three tiers, according to their ability to meet the current minimum capital requirements.

     2. Regulatory Capital

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possible additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and core capital (as defined in the regulations) to risk-weighted assets, and of core capital to adjusted assets. Management believes, as of June 30, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE S -- REGULATORY MATTERS  -- (Continued)

     As of June 30, 1998, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, core risk-based and core leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     A summary of the Bank's capital amounts and ratios as of June 30, 1998, follows:

                                                                                                   To be well capitalized
                                                                               Minimum                  under prompt
                                                                             for capital             corrective action
                                                  Actual                  adequacy purposes              provisions
                                       -----------------------------  -------------------------  --------------------------
                                          Ratio          Amount          Ratio        Amount        Ratio        Amount
                                       -----------  ----------------  ----------  -------------  ----------  --------------
Shareholders' equity and ratio to
 total assets .......................      10.96%     $ 23,215,000
Goodwill ............................                   (1,219,000)
Minority interest ...................                       93,000
                                                      ------------
Tangible capital and ratio to
 adjusted total assets ..............      11.00      $ 22,089,000        1.50%    $3,011,000
                                                      ============                 ==========
Core capital and ratio to adjusted
 total assets .......................      11.00      $ 22,089,000        4.00     $8,030,000        5.00%    $10,038,000
                                                      ============                 ==========                 ===========
Core capital and ratio to risk-
 weighted assets ....................      20.30      $ 22,089,000                                   6.00     $ 6,533,000
                                                      ------------                                            ===========
Allowance for loan and lease losses                        855,000
                                                      ------------
Supplementary capital ...............                      855,000
                                                      ------------
Total risk-based capital and ratio to
 risk-weighted assets (1) ...........      21.09      $ 22,944,000        8.00     $8,711,000       10.00     $10,889,000
                                                      ============                 ==========                 ===========
Total assets ........................                 $201,978,000
                                                      ============
Adjusted total assets ...............                 $200,759,000
                                                      ============
Risk-weighted assets ................                 $108,888,000
                                                      ============

------------
(1) Does not reflect the interest rate risk component to the risk-based capital requirement, the effective date of which has been postponed.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE S -- REGULATORY MATTERS  -- (Continued)

     A summary of the Bank's capital amounts and ratios as of June 30, 1997 follows:

                                                                                                       To be well capitalized
                                                                                 Minimum                    under prompt
                                                                               for capital               corrective action
                                                    Actual                  adequacy purposes                provisions
                                         ----------------------------   --------------------------   --------------------------
                                            Ratio          Amount          Ratio         Amount         Ratio         Amount
                                         ----------   ---------------   ----------   -------------   ----------   -------------
Shareholders' equity and ratio to
 total assets ........................    5.03%        $  5,885,000
Unrealized loss on available-for
 sale securities, net of tax .........                       46,000
Minority interest ....................                       69,000
                                                       ------------
Tangible capital and ratio to
 adjusted total assets ...............    5.12         $  6,000,000     1.50%         $1,757,000
                                                       ============                   ==========
Core capital and ratio to adjusted
 total assets ........................    5.12         $  6,000,000     4.00          $4,685,000      5.00%        $5,856,000
                                                       ============                   ==========                   ==========
Core capital and ratio to risk-
 weighted assets .....................   10.02         $  6,000,000                                   6.00         $3,594,000
                                                       ------------                                                ==========
Allowance for loan and lease losses                         472,000
                                                       ------------
Supplementary capital ................                      472,000
                                                       ------------
Total risk-based capital and ratio to
 risk-weighted assets (1) ............   10.81         $  6,472,000     8.00          $4,791,000     10.00         $5,989,000
                                                       ============                   ==========                   ==========
Total assets .........................                 $117,072,000
                                                       ============
Adjusted total assets ................                 $117,118,000
                                                       ============
Risk-weighted assets .................                 $ 59,892,000
                                                       ============

------------
(1) Does not reflect the interest rate risk component to the risk-based capital requirement, the effective date of which has been postponed.


NOTE T -- FINAL SAIF LEGISLATION

     On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the Funds
Act) was signed into law which, among other things, imposed a special one-time assessment to recapitalize the Savings Association Insurance Fund (SAIF). As required by the Funds Act, the Federal Deposit Insurance Corporation (FDIC) imposed a special assessment on SAIF-assessable deposits held on March 31, 1995, payable November 27, 1996. The special assessment was recognized as a tax-deductible expense in 1997. The Bank recorded a special after-tax charge of $192,000 ($296,000 before-tax) as a result of the FDIC special assessment.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE U -- CONDENSED FINANCIAL INFORMATION -- PARENT COMPANY ONLY

     The condensed financial information of the Company is as follows:


                           CONDENSED BALANCE SHEETS

                                                                     June 30,
                                                           ----------------------------
                                                                1998           1997
                                                           -------------   ------------
ASSETS
 Cash and due from banks--non-interest bearing .........   $    71,000     $    7,000
 Investment in subsidiaries ............................    23,215,000      5,930,000
 Other assets ..........................................        13,000         41,000
                                                           -----------     ----------
   Total assets ........................................   $23,299,000     $5,978,000
                                                           ===========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
 Shareholders notes ....................................   $        --     $2,990,000
 Other liabilities .....................................        76,000         93,000
 Shareholders' equity ..................................    23,223,000      2,895,000
                                                           -----------     ----------
   Total liabilities and shareholders' equity ..........   $23,299,000     $5,978,000
                                                           ===========     ==========

                      CONDENSED STATEMENTS OF OPERATIONS

                                                                     Year ended June 30,
                                                          ------------------------------------------
                                                               1998           1997           1996
                                                          -------------   ------------   -----------
Income
 Equity in undistributed net income of subsidiary .....    $3,730,000     $ 988,000       $198,000
 Non-interest income ..................................       222,000       236,000        292,000
                                                           ----------     ---------       --------
                                                            3,952,000     1,224,000        490,000
Other expenses ........................................       216,000       262,000        378,000
                                                           ----------     ---------       --------
   Net income .........................................    $3,736,000     $ 962,000       $112,000
                                                           ==========     =========       ========

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE U -- CONDENSED FINANCIAL INFORMATION -- PARENT COMPANY ONLY -- (Continued)



                      CONDENSED STATEMENTS OF CASH FLOWS



                                                                           Year ended June 30,
                                                            -------------------------------------------------
                                                                  1998             1997             1996
                                                            ---------------   -------------   ---------------
Cash flows from operating activities
 Net income .............................................    $   3,736,000     $  962,000      $    112,000
 Adjustments to reconcile net income to net cash
   (used in) provided by operating activities
   Decrease (increase) decrease in other assets .........           28,000        (18,000)           31,000
   (Decrease) increase in other liabilities .............          (17,000)        39,000             4,000
   Other ................................................           49,000        (17,000)            2,000
   Equity in undistributed (income) loss of
    subsidiary ..........................................       (3,730,000)      (988,000)         (198,000)
                                                             -------------     ----------      ------------
      Net cash (used in) provided by operating
       activities .......................................           66,000        (22,000)          (49,000)
                                                             -------------     ----------      ------------
Cash flows from investing activities
 Investment in subsidiary ...............................      (12,668,000)      (325,000)       (1,318,000)
                                                             -------------     ----------      ------------
   Net cash used in investing activities ................      (12,668,000)      (325,000)       (1,318,000)
                                                             -------------     ----------      ------------
Cash flows from financing activities
 Proceeds from notes payable to shareholders ............       (2,990,000)        73,000           948,000
 Capital contributions ..................................          252,000        252,000           442,000
 Proceeds from initial public offering ..................       15,404,000             --                --
                                                             -------------     ----------      ------------
      Net cash provided by financing activities .........       12,666,000        325,000         1,390,000
                                                             -------------     ----------      ------------
      Net increase (decrease) in cash and cash
       equivalents ......................................           64,000        (22,000)           23,000
Cash and cash equivalents at beginning of year ..........            7,000         29,000             6,000
                                                             -------------     ----------      ------------
Cash and cash equivalents at end of year ................    $      71,000     $    7,000      $     29,000
                                                             =============     ==========      ============