Form 10-Q
period 1998-09-30
CRUSADER HOLDING CORP
filed 1998-11-17
CIK 1050992

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

        (Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30,1998
                                       OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

               Commission file number 23663
                                      -----

                          CRUSADER HOLDING CORPORATION
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                  23-2562545
-------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

                   1230 Walnut Street, Philadelphia, PA      19107
           ----------------------------------------------------------
               (Address of principal executive offices)    (Zip Code)

                                 (215) 893-1500
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)



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

Common Stock, par value $0.01 per share, 3,832,500 shares of outstanding as of November 13,1998

                          Crusader Holding Corporation

                            Index to Form 10-Q Report



PART I. FINANCIAL INFORMATION                                                                                            Page


               Item 1. Financial Statements


               Consolidated Balance Sheets as of September 30, 1998 and June 30,1998........................................  3

               Consolidated Statements of Income and Comprehensive Income for the three months ended and nine months ended September 30, 1998 and 1997................................................................  4

               Consolidated Statement of Shareholders' Equity as of September 30,1998.......................................  5

               Consolidated Statements of Cash Flows for the three months ended
                  September 30, 1998 and 1997...............................................................................  6

               Notes to Consolidated Financial Statements...................................................................  7

               Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................................................................  9

               Item 3. Quantitative and Qualitative Disclosures about Market Risk........................................... 13

PART II.       OTHER INFORMATION


               Item 1.Legal Proceedings..................................................................................... 14

               Item 2.Changes in Securities and Use of Proceeds............................................................. 14

               Item 3.Defaults Upon Senior Securities....................................................................... 14

               Item 4.Submission of Matters to a Vote of Security Holders................................................... 14

               Item 5.Other Information..................................................................................... 14

               Item 6.Exhibits and Reports on Form 8-K...................................................................... 14




Item 1.  Financial Statements

Crusader Holding Corporation and Subsidiary
Consolidated Balance Sheets
-------------------------------------------------------------------------------

                                                            September 30,      June 30,
                                                                 1998            1998
                                                            -------------    -------------

                                                             (UNAUDITED)
ASSETS
  Cash and cash equivalents                                 $  13,882,000    $  10,670,000
  Loans held for sale (estimated market value
      of $54,134,000 and $49,599,000 at September 30,
      1998 and June 30, 1998, respectively)                    52,997,000       48,389,000
  Investment securities available-for-sale                      6,363,000        3,363,000
  Mortgage-backed securities available-for-sale                14,152,000       14,188,000
  Loans receivable, net                                       139,479,000      120,984,000
  Accrued interest receivable                                   1,549,000        1,372,000
  Other real estate owned                                            --               --
  Premises and equipment, net                                   1,000,000          986,000
  Other assets                                                  1,885,000        2,082,000
                                                            -------------    -------------
               Total Assets                                 $ 231,287,000    $ 202,034,000
                                                            =============    =============

LIABILITIES

  Deposits                                                  $ 137,718,000    $ 118,831,000
  Advances from Federal Home Loan Bank                         57,500,000       49,150,000
  Securities sold under agreements to repurchase                8,280,000        8,280,000
  Other liabilities                                             3,263,000        2,457,000
                                                            -------------    -------------
               Total Liabilities                              206,761,000      178,718,000

MINORITY INTEREST                                                  80,000           93,000

SHAREHOLDERS' EQUITY
  Preferred stock - authorized, 5,000,000 shares of
      $0.01 par value; none outstanding                              --               --
  Common stock - authorized, 20,000,000 shares of
      $0.01 par value; 3,832,500 shares
      issued and outstanding at September 30,
      1998 and June 30, 1998                                       39,000           39,000
  Additional paid in capital                                   21,607,000       21,607,000
  Retained earnings                                             2,828,000        1,577,000
  Net unrealized gains (losses) on securities
      available-for-sale                                         (18,000)            --
                                                            -------------    -------------
                      Total Shareholders' Equity               24,446,000       23,223,000
                                                            -------------    -------------
               Total Liabilities and Shareholders' Equity   $ 231,287,000    $ 202,034,000
                                                            =============    =============

See accompanying notes to consolidated financial statements

Crusader Holding Corporation and Subsidiary
Consolidated Statements of Income and Comprehensive Income (Unaudited)
--------------------------------------------------------------------------------

                                                        Three months
                                                     ended September 30,
                                                      1998            1997
                                                   -----------    -----------
INTEREST INCOME
  Loans, including fees                            $ 4,380,000    $ 2,415,000
  Investment and mortgage-backed securities            311,000        403,000
                                                   -----------    -----------
                    Total interest income            4,691,000      2,818,000
                                                   -----------    -----------

INTEREST EXPENSE
  Deposits                                           1,678,000      1,473,000
  Borrowed funds                                       843,000        240,000
  Shareholder notes                                       --           38,000
                                                   -----------    -----------
                    Total interest expense           2,521,000      1,751,000
                                                   -----------    -----------

NET INTEREST INCOME                                  2,170,000      1,067,000
PROVISION FOR LOAN LOSSES                              100,000         15,000
                                                   -----------    -----------
NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                  2,070,000      1,052,000

NON-INTEREST INCOME
  Service charges on deposit accounts and
     other fees                                         28,000         46,000
  Conforming mortgage banking revenues                 176,000        108,000
  Non-interest income from Crusader
     Mortgage Corporation                              981,000        833,000
  Other                                                 33,000         14,000
                                                   -----------    -----------
                    Total non-interest income        1,218,000      1,001,000

NON-INTEREST EXPENSES
  Employee compensation and benefits                   335,000        234,000
  Data processing                                       31,000         26,000
  Federal insurance premiums                            20,000         13,000
  Occupancy and equipment                               78,000         75,000
  Professional fees                                     30,000         16,000
  Crusader Mortgage Corporation  expenses              638,000        562,000
  Other operating                                      147,000         85,000
  Goodwill amortization                                 21,000            --
                                                   -----------    -----------
                    Total non-interest expenses      1,300,000      1,011,000
                                                   -----------    -----------
INCOME BEFORE INCOME TAX EXPENSE                     1,988,000      1,042,000

INCOME TAX EXPENSE                                     708,000        358,000
                                                   -----------    -----------
    Income before minority interest                  1,280,000        684,000
Minority interest                                       29,000         19,000
                                                   -----------    -----------
NET INCOME                                         $ 1,251,000    $   665,000
                                                   ===========    ===========
Unrealized gain (loss) on securities, net of tax       (18,000)           --
                                                   -----------    -----------
Comprehensive income                               $ 1,233,000    $   665,000
                                                   ===========    ===========

Net income per share, basic and diluted            $      0.33    $      0.29
                                                   ===========    ===========

See accompanying notes to consolidated financial statements.

Crusader Holding Corporation and Subsidiary
Consolidated Statement of Shareholders' Equity
For the three months ended September 30, 1998 (unaudited)
-------------------------------------------------------------------------------

                                                                                      Net unrealized
                                                                                        gain (loss)
                                                       Additional                      on securities
                                          Common        paid-in          Retained       available-
                                           stock        capital          earnings        for-sale           Total
                                          ------      ------------       --------     --------------     -----------
Balance at June 30, 1998                 $    39,000    21,607,000    $ 1,577,000      $      --        $23,223,000
                                                                                                        -----------

Net unrealized loss on
  securities available-for-sale                 --            --              --          (18,000)          (18,000)
                                                                                                        -----------


Net income                                      --            --        1,251,000             --          1,251,000
                                         -----------   -----------    -----------     -----------       -----------
Balance at September 30, 1998            $    39,000    21,607,000    $ 2,828,000     $   (18,000)      $24,446,000
                                         ===========   ===========    ===========     ===========       ===========



See accompanying notes to consolidated financial statements.

Crusader Holding Corporation and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------


                                                                                      Three months
                                                                                    ended September 30,
                                                                                    1998            1997
                                                                                ------------    ------------
OPERATING ACTIVITIES
Net income                                                                      $  1,251,000    $    665,000
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums and discounts on securities and loans net                   161,000          77,000
Amortization of goodwill                                                              21,000            --
Provision for loan losses                                                             15,000         100,000
Net gain on sale of loans held for sale                                           (1,157,001)       (105,000)
Depreciation and amortization of premises and equipment                               34,000          59,000
Proceeds from sale of assets held for sale                                        69,507,000      20,431,000
Originations of loans held for sale                                              (72,938,000)    (30,849,000)
Increase in accrued interest receivable                                              177,000         (19,000)
(Increase) decrease in deferred income taxes                                         331,000         127,000
Other, net                                                                           591,000         304,000
                                                                                ------------    ------------
    Net cash used in operating activities                                          2,207,000      (9,320,000)

INVESTMENT ACTIVITIES
Net increase in loans                                                            (18,595,000)     (7,760,000)
Purchase of investment securities available-for-sale                              (3,975,000)           --
Purchase of mortgage-backed securities available-for-sale                               --        (3,255,000)
Repayment of principal of investment securities available-for-sale                 1,123,000          80,000
Repayment of principal of mortgage-backed securities available-for-sale            1,948,000         936,000
Proceeds from sale of mortgage-backed securities available-for-sale                     --         3,978,000
Proceeds from sale of property acquired through loan foreclosure actions                --           105,000
Purchase of premises and equipment                                                   (73,001)        (24,000)
                                                                                ------------    ------------
    Net cash used in investing activities                                        (21,818,000)     (5,940,000)

FINANCING ACTIVITIES
Net increase in deposits                                                          18,887,000      14,719,000
Advances and other borrowings, net                                                 8,350,000         400,000
Repayment of shareholders' note, net                                                    --           248,000
Proceeds from issuance of common stock, net                                             --           252,000
                                                                                ------------    ------------
    Net cash provided by financing activities                                     27,237,000      15,619,000
                                                                                ------------    ------------
Net increase in cash and cash equivalents                                         3,212,,000         359,000
                                                                                ------------    ------------
Cash and cash equivalents at beginning of year                                    10,670,000         325,000
                                                                                ------------    ------------
Cash and cash equivalents at end of year                                        $13,882,,000    $    684,000
                                                                                ============    ============

See accompanying notes to consolidated financial statements.

Crusader Holding Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three month periods ended
September 30, 1998 and 1997 is unaudited)
-------------------------------------------------------------------------------
1. BASIS OF PRESENTATION

The unaudited consolidated financial statements as of September 30, 1998, and for the three month periods ended September 30, 1998 and 1997 include the accounts of Crusader Holding Corporation (the "Company") and its wholly-owned subsidiary, Crusader Savings Bank FSB (the "Bank"), along with the Bank's wholly owned and majority owned subsidiaries, including Crusader Mortgage Corporation ("CMC"). All significant intercompany accounts and transactions have been eliminated.

The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three month periods ended September 30, 1998 are not necessarily indicative of results to be anticipated for the full year.

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

In determining the weighted average shares outstanding during the period in the computation of basic and diluted earnings per share, retroactive effect was given to the December 8, 1997 two for one stock split effected in the form of a stock dividend and the 5% stock dividend paid on August 28, 1998. Basic and diluted weighted average shares outstanding were 3,833,000 and 2,279,000 for the three months ended September 30, 1998, and September 30, 1997, respectively.

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

6.  RECENT LITIGATION

During October 1998, one of the Company's deposit customers ("Company Depositor") had approximately $1.3 million of returned money orders which resulted in its account being deficient by a similar amount. The Bank has initiated a lawsuit in the Court of Common Pleas of Philadelphia County against the money order company which placed the stop payments on the money orders issued, and the Company Depositor; alleging, among other things, that the money orders were improperly stopped and the Company was a holder in due course and is therefore entitled to reimbursement. The Company is seeking reimbursement in the lawsuit. Based upon the facts and circumstances, it is too early for management to determine whether the Company will be successful in its lawsuit or if the Company has available insurance if there is a loss. Accordingly, there has been no provision made in the financial statements for this potential loss. In the event the Company is unsuccessful in the lawsuit and there is no insurance coverage, the Company may be required to make a provision for all or a portion of the $1.3 million, which would result in a pre-tax loss of like amount.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing on the preceding pages as well as in the Company's Registration Statement on Form S-1, Registration No. 333-42215. Results of unaudited operations for the three month periods ended September 30, 1998 are compared to the unaudited results of operations for the three month periods ended September 30, 1997. Such information is based upon the historical financial information available as of the date indicated. Results of operations for the three month periods ended September 30, 1998 are not necessarily indicative of results to be attained for any other period.

Certain statements contained in this report are "forward-looking" as defined in
Section 27A(i)(1) of the Securities Act of 1933, as amended and Section 21E(i)(i) of the Securities Exchange Act of 1934, as amended.. Examples of forward-looking statements include, but are not limited to (a) statements of plans and objectives of the Company, its management or its Board of Directors,
(b) statements of future economic performances and (c) statements of assumptions underlying other statements and statements about the Company or its business. The Company's management believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations. However, there can be no assurance that actual results will not differ materially from its expectations. For a discussion of important factors that could cause actual results to differ materially from those in the forward looking statement, see the risk factors set forth in the Company's Registration Statement on Form S-1,Registration No. 333-42215.

GENERAL

The Company is a holding company operating a federally chartered savings bank. The Bank conducts community banking activities by accepting deposits from the public and investing the proceeds in loans and investment securities. In addition to bank lending products, such as single family conforming credit residential mortgages, home equity loans, multi-family residential and non-residential real estate loans and Small Business Administration loans, the Bank originates or acquires nonconfoming mortgages that are subsequently resold in larger pools, and delinquent property tax liens. In order to manage its liquidity and interest rate risk, the Bank maintains an investment portfolio consisting of bonds and mortgage-backed securities, all of which are investment quality. The Bank's loan and investment portfolios are funded with deposits as well as borrowings from the Federal Home Loan Bank of Pittsburgh ("FHLB") or collateralized borrowings secured by the Bank's investment securities. The Bank's earnings are largely dependent upon its net interest income (the difference between what it earns on its loans and investments and what it pays on its deposits and borrowings). In addition to net interest income, the Bank's net income is impacted by its loan loss provision, non-interest income (non-interest revenues realized by CMC in its nonconforming mortgage operation,conforming mortgage banking revenue and loan, deposit and ATM fees) and non-interest expenses (such as salaries and benefits, professional fees, occupancy cost, deposit insurance premiums and expenses related to CMC nonconforming mortgage operations).

FINANCIAL CONDITION

The Company's assets increased to $231.3 million at September 30, 1998, as compared to $202.0 million at June 30, 1998. The increase in assets primarily reflects the deployment of proceeds from certificates of deposit and FHLB advances into loans, including portfolio loans and loans held for sale. At September 30, 1998, the loan portfolio aggregated $139.5 million as compared to $121.0 million at June 30, 1998 with the growth concentrated in commercial real estate loans, including loans secured by apartment buildings and mixed use properties, and conforming adjustable rate residential mortgages. Loans held for sale increased to $53.0 million at September 30, 1998 as compared to $48.4 million at June 30, 1998. This increase resulted primarily from an increase in the volume of conforming mortgage originations, due to lower market interest rates. Nonconforming mortgage loans available for sale aggregated $35.7 million at September 30, 1998, with the balance in conforming loans available for sale. Cash and cash equivalents aggregated $13.9 million at September 30, 1998 as compared to $10.7 at June 30, 1998. This increase resulted primarily from the proceeds of loan pool sales on September 30, 1998, which were utilized to repay borrowings in early October 1998. Deposits were $137.7 million at September 30, 1998 as compared to $118.8 million at June 30, 1998 reflecting primarily an increase in certificates of deposits. FHLB advaces increased to approximately $57.5 from $49.2 million as these borrowings were utilized in part to fund the asset growth. Shareholders' equity increased by $1.2 million due primarily to net income generated during the period.

RESULTS OF OPERATIONS

Three months ended September 30, 1998 versus three months ended September 30, 1997. Net income increased to $1,251,000 for the three months ended September 30, 1998 as compared to $665,000 for the comparable prior year period. Net interest income increased by $1.1 million or 103.37% due primarily to a growth in average earning assets of $77.1 million and an increase in the net yield on interest-earning assets to 4.22% as compared to 3.31% in the prior year period. The provision for loan losses was increased by $90,000 to $100,000 for the current year period due to a growth in the loan portfolio. There were no actual charge-offs of loans in either period. Non-interest income increased by $217,000 or 21.68% due primarily to an increase in CMC nonconforming mortgage banking income to $981,000 as compared to $833,000 for the prior year period. Non-interest expenses increased by $289,000 due primarily to an increase in CMC operating expenses of $76,000 and $101,000 in employee compensation due to expansion of the Bank's staff to accommodate the growth in assets. Income tax expense was $343,000 higher due to the increased profitability.

LIQUIDITY AND CAPITAL RESOURCES

A major source of the Company's asset growth has been funded through deposits, mostly certificates of deposit ("CDs"), generated through the Bank's two branch offices and a network of financial planners and brokers.

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

The Bank's primary uses of funds are the origination and acquisition of loans, the funding of maturing deposits and the repayment of borrowings. The Bank has experienced strong loan demand. Based upon management's current business strategy, management believes that the Company's income from operations and existing funding sources will be adequate to meet its operating and growth requirements for the foreseeable future; however, there can be no assurance that such strategy will not change or that the implementation of the strategy will not require additional capital or funding sources.

Net cash provided by operating activities for the three months ended September 30, 1998 was $2.2 million as compared to $9.4 million used in the comparable prior year period. During the three months ended September 30, 1998, the $2.2 million related principally to excess sale of loans available for sale as compared to origination/purchases of the same, while the $9.4 million used in the three months ended September 30, 1997 related principly to growth in loans available for sale.

Net cash used in investing activities approximated $21.8 million and $5.9 million during the three months ended September 30, 1998 and 1997, respectively. During each year, the primary use was the funding of the growth in the Bank's loan portfolio.

The Bank monitors its capital level relative to its business operations and anticipated growth and has continually maintained it at a level which would allow it to be classified as "well-capitalized" under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"). Well-capitalized institutions are assessed lower deposit insurance premiums. The Bank's capital to support its asset growth has come from internally generated earnings, additional capital contributions by its shareholders and proceeds from the Initial Public Offering consummated in February 1998. Prior to February 1998, the Company's shareholders chose to contribute capital on an ongoing basis only as it was necessary to fund the Company's growth.

The following tables set forth the Bank's regulatory capital levels at September 30, 1998. The Company is not subject to regulatory capital requirements.

                                                                      Required for          To Be Well Capitalized
                                                                   Capital Adequacy       Corrective Action
                                             Actual                    Purposes                    Provisions
                                             ------                    --------                    ----------
                                                                   (Dollars in thousands)
                                     Amount        Ratio         Amount         Ratio         Amount        Ratio
                                     ------        -----         ------         -----         ------        -----
Tangible capital                      $23,346      10.15%        $  3,451        1.50%       $11,503          5.00%
Core capital                           23,346      10.15%           9,203        4.00        $11,503          5.00
Risk-based capital                     24,301      18.86%          10,309        8.00        $12,886         10.00



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

The Bank utilizes its investment and mortgage-backed portfolio in managing its liquidity and therefore generally seeks securities with a stated or estimated duration of less than five years. These securities are readily marketable and provide the Bank with a cash flow stream to fund asset growth or liability maturities.

A significant portion of the Bank's assets have been funded with CDs, including jumbo CDs. Unlike other deposit products such as checking and savings accounts, CDs carry a high degree of interest rate sensitivity and therefore, their renewal will vary based on the competitiveness of the Bank's interest rates. The Bank has attempted to price its CDs to be competitive at the shorter maturities (i.e., maturities of less than one year) in order to better match the repricing characteristics of portfolio loans and the anticipated holding period for loans held for sale. At September 30, 1998, approximately 80% of the Bank's deposits were CDs.

The Bank utilizes borrowings from the FHLB and collateralized repurchase agreements in managing its interest rate risk and as a tool to augment deposits in funding asset growth. The Bank may utilize these funding sources to better match its longer term repricing assets (i.e., between one and five years).

The nature of the Bank's current operations is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Company nor the Bank owns any trading assets. At September 30, 1998, the Bank did not have any hedging transactions in place, such as interest rate swaps, caps or floors.

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

PART II.       OTHER INFORMATION

Item 1. Legal Proceedings

               During October 1998, one of the Company's deposit customers ("Company Depositor") had approximately $1.3 million of returned money orders which resulted in its account being deficient by a similar amount. The Bank has initiated a lawsuit in the Court of Common Pleas of Philadelphia County against the money order company which placed the stop payments on the money orders issued, and the Company Depositor; alleging, among other things, that the money orders were improperly stopped and the Company was a holder in due course and is therefore entitled to reimbursement. The Company is seeking reimbursement in the lawsuit. Based upon the facts and circumstances, it is too early for management to determine whether the Company will be successful in its lawsuit or if the Company has available insurance if there is a loss. Accordingly, there has been no provision made in the financial statements for this potential loss. In the event the Company is unsuccessful in the lawsuit and there is no insurance coverage, the Company may be required to make a provision for all or a portion of the $1.3 million, which would result in a pre-tax loss of like amount

Item 2. Changes in Securities and Use of Proceeds
A.             Recent Sales of Unregistered Securities

               None

B.             Use of Proceeds from Registered Securities

               None

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



                               Crusader Holding Corporation


Date: November 16, 1998        By: /s/  Thomas J. Knox
                                   ----------------------------
                                   Thomas J. Knox
                                   Chairman and Chief Executive Officer
                                   (Principal Executive Officer)




Date: November 16, 1998        By: /s/  Joseph T. Crowley
                                   -----------------------------------
                                         Joseph T. Crowley
                                   Vice President and Chief Financial Officer
                                   (Principal Accounting and Financial Officer)

                                  EXHIBIT INDEX

               Exhibit No.                        Exhibit
               -----------                        -------
                  27                              Financial Data Schedule