Form 10-Q/A
period 1998-03-31
CRUSADER HOLDING CORP
filed 1998-12-18
CIK 1050992

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                   Form 10-QA

        (Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30,1998
                                       OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

               Commission file number 23663
                                      -----


                          CRUSADER HOLDING CORPORATION
         -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                     23-2562545
--------------------------------              ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                   1230 Walnut Street, Philadelphia, PA 19107
                -------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (215) 893-1500
               -------------------------------------------------
              (Registrant's telephone number, including area code)



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

     Common Stock, par value $0.01 per share, 3,832,500 shares of outstanding as of November 13, 1998

                          Crusader Holding Corporation

                           Index to Form 10-QA Report


PART I. FINANCIAL INFORMATION                                                             Page


              Item 1. Financial Statements


              Consolidated Balance Sheets as of September 30, 1998
              and June 30,1998..............................................................3

              Consolidated Statements of Income and Comprehensive Income
              for the three months ended and nine months ended
              September 30, 1998 and 1997...................................................4

              Consolidated Statement of Shareholders' Equity as of September 30, 1998.......5

              Consolidated Statements of Cash Flows for the three months ended
              September 30, 1998 and 1997...................................................6

              Notes to Consolidated Financial Statements....................................7

              Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................................9
              -Intentionally Ommitted as No Amendment is Required

              Item 3. Quantitative and Qualitative Disclosures about Market Risk...........11
              -Intentionally Ommitted as No Amendment is Required



PART II. OTHER INFORMATION
              -Intentionally Ommitted as No Amendment is Required

              Item 1. Legal Proceedings....................................................13

              Item 2. Changes in Securities and Use of Proceeds............................13

              Item 3. Defaults Upon Senior Securities......................................13

              Item 4. Submission of Matters to a Vote of Security Holders..................13

              Item 5. Other Information....................................................13

              Item 6. Exhibits and Reports on Form 8-K.....................................13


Item 1.  Financial Statements

Crusader Holding Corporation and Subsidiary
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                   September 30,                  June 30,
                                                                       1998                         1998
                                                                      ----                          ----
                                                                     (UNAUDITED)
ASSETS
  Cash and cash equivalents                                          $13,882,000                 $10,670,000
  Loans held for sale (estimated market value
      of $60,157,000 and $6,338.000 at March 31,1998
      and June 30, 1997, respectively)                                52,997,000                  48,389,000
  Investment securities available-for-sale                             6,363,000                   3,363,000
  Mortgage-backed securities available-for-sale                       14,152,000                  14,188,000
  Loans receivable, net                                              139,479,000                 120,984,000
  Accrued interest receivable                                          1,529,000                   1,372,000
  Other real estate owned                                                     --                          --
  Premises and equipment, net                                          1,000,000                     986,000
  Other assets                                                         1,885,000                   2,082,000
                                                                    ------------                ------------
               Total Assets                                         $231,287,000                $202,034,000
                                                                    ============                ============

LIABILITIES

  Deposits                                                          $137,718,000                $118,831,000
  Advances from Federal Home Loan Bank                                57,500,000                  49,150,000
  Securities sold under agreements to repurchase                       8,280,000                   8,280,000
  Other liabilities                                                    3,263,000                   2,457,000
                                                                    ------------                ------------
               Total Liabilities                                     206,761,000                 178,718,000

MINORITY INTEREST                                                         80,000                      93,000

SHAREHOLDERS' EQUITY
  Preferred stock - authorized, 5,000,000 shares of
      $0.01 par value; none outstanding                                       --                          --
  Common stock - authorized, 20,000,000 shares of
      $0.01 par value; 3,650,000 and 2,170,000
      shares issued and outstanding at December 31,
      1997 and June 30, 1997 respectively                                 39,000                      39,000
  Additional paid in capital                                          21,607,000                  21,607,000
  Retained earnings                                                    2,828,000                   1,577,000
  Net unrealized gains (losses) on securities
      available-for -sale                                                (28,000)                         --
                                                                    ------------                ------------
                      Total Shareholders' Equity                      24,446,000                  23,223,000
                                                                    ------------                ------------
               Total Liabilities and Shareholders' Equity           $231,287,000                $202,034,000
                                                                    ============                ============


See accompanying notes to consolidated financial statements

Crusader Holding Corporation and Subsidiary
Consolidated Statements of Income and Comprehensive Income (Unaudited)
--------------------------------------------------------------------------------

                                                                   Three months
                                                               ended September 30,
                                                               1998               1997
                                                               ----               ----
INTEREST INCOME
  Loans, including fees                                    $4,380,000         $2,415,000
  Investment and mortgage-backed securities                   311,000            403,000
                                                           ----------         ----------
                    Total interest income                   4,691,000          2,818,000
                                                           ----------         ----------

INTEREST EXPENSE
  Deposits                                                  1,678,000          1,473,000
  Borrowed funds                                              843,000            240,000
  Shareholder notes                                                --             38,000
                                                           -----------    -------------
                    Total interest expense                  2,521,000          1,751,000
                                                           ----------         ----------

NET INTEREST INCOME                                         2,170,000          1,067,000
PROVISION FOR LOAN LOSSES                                     100,000             15,000
                                                           ----------         ----------
NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                         2,070,000          1,052,000

NON-INTEREST INCOME
  Service charges on deposit accounts and
     other fees                                                28,000             46,000
  Conforming mortgage banking revenues                        176,000            108,000
  Non-interest income from Crusader
     Mortgage Corporation                                     981,000            833,000
  Other                                                        33,000             14,000
                                                           ----------         ----------
                    Total non-interest income               1,218,000          1,001,000

NON-INTEREST EXPENSES
  Employee compensation and benefits                          335,000            234,000
  Data processing                                              31,000             26,000
  Federal insurance premiums                                   20,000             13,000
  Occupancy and equipment                                      78,000             75,000
  Professional fees                                            30,000             16,000
  Crusader Mortgage Corporation  expenses                     638,000            562,000
  Other operating                                             147,000             85,000
  Goodwill amortization                                        21,000                 --
                                                           ----------         ----------
                    Total non-interest expenses             1,300,000          1,011,000
                                                           ----------         ----------
INCOME BEFORE INCOME TAX EXPENSE                            1,988,000          1,042,000

INCOME TAX EXPENSE                                            708,000            358,000
                                                           ----------         ----------
    Income before minority interest                         1,280,000            684,000
Minority interest                                              29,900             19,000
                                                           ----------         ----------
NET INCOME                                                 $1,251,000         $  665,000
                                                           ==========         ==========
Unrealized gain (loss) on securities, net of tax              (28,000)                --
                                                           ----------         ----------
Comprehensive income                                       $1,223,000         $  665,000
                                                           ==========         ==========

Net income per share, basic and diluted                    $     0.33         $     0.29
                                                           ==========         ==========

See accompanying notes to consolidated financial statements.

Crusader Holding Corporation and Subsidiary
Consolidated Statement of Shareholders' Equity
For the three months ended September 30, 1998 (unaudited)
--------------------------------------------------------------------------------

                                                                                        Net unrealized
                                                                                          gain (loss)
                                                       Additional                        on securities
                                          Common        paid-in        Retained           available-
                                           stock        capital        earnings            for-sale             Total
                                          ------       ----------      --------         --------------          -----
Balance at June 30, 1998                $ 39,000      21,607,000      $1,577,000           $     --           $23,223,000


Net unrealized loss on
  securities available-for-sale               --              --              --            (28,000)              (28,000)

Net income                                    --              --       1,251,000                 --             1,251,000
                                        --------      ----------      ----------           --------           -----------
Balance at September 30, 1998           $ 39,000      21,607,000      $2,828,000           $(18,000)          $24,446,000
                                        ========      ==========      ==========           ========           ===========

See accompanying notes to consolidated financial statements.

Crusader Holding Corporation and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                                Three months ended
                                                                                         September 30,      September 30,
                                                                                            1998                 1997
                                                                                            ----                 ----
OPERATING ACTIVITIES
Net income                                                                               $1,251,000             $665,000
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums and discounts on securities and loans net                          161,000               77,000
Amortization of goodwill                                                                     21,000                   --
Provision for loan losses                                                                   100,000               15,000
Net gain on sale of loans held for sale                                                  (1,157,001)            (105,000)
Depreciation and amortization of premises and equipment                                      59,000               34,000
Proceeds from sale of assets held for sale                                               69,507,000           20,431,000
Originations of loans held for sale                                                     (72,938,000)         (30,849,000)
Increase in accrued interest receivable                                                     157,000              (19,000)
(Increase) decrease in deferred income taxes                                                331,000              127,000
Other, net                                                                                  301,000              304,000
                                                                                        -----------            ---------
    Net cash used in operating activities                                                 2,207,000           (9,320,000)

INVESTMENT ACTIVITIES
Net increase in loans                                                                   (18,595,000)          (7,760,000)
Purchase of investment securities available-for-sale                                     (3,975,000)                  --
Purchase of mortgage-backed securities available-for-sale                                        --           (3,255,000)
Repayment of principal of investment securities available-for-sale                        1,123,000               80,000
Repayment of principal of mortgage-backed securities available-for-sale                   1,948,000              936,000
Proceeds from sale of mortgage-backed securities available-for-sale                              --            3,978,000
Proceeds from sale of property acquired through loan foreclosure actions                         --              105,000
Purchase of premises and equipment                                                          (73,001)             (24,000)
                                                                                        -----------            ---------
  Net cash used in investing activities                                                 (21,818,000)          (5,940,000)

FINANCING ACTIVITIES
Net increase in deposits                                                                 18,887,000           14,719,000
Advances and other borrowings, net                                                        8,350,000              400,000
Repayment of shareholders' note, net                                                             --              248,000
Proceeds from issuance of common stock, net                                                      --              252,000
                                                                                        -----------            ---------
  Net cash provided by financing activities                                              27,237,000           15,619,000
                                                                                        -----------            ---------
Net increase in cash and cash equivalents                                                 3,212,000              359,000
                                                                                        -----------            ---------
Cash and cash equivalents at beginning of year                                           10,670,000              325,000
                                                                                        -----------            ---------
Cash and cash equivalents at end of year                                                $13,882,000            $ 684,000
                                                                                        ===========            =========


See accompanying notes to consolidated financial statements.

Crusader Holding Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three month periods ended September 30, 1998 and 1997 is unaudited)
--------------------------------------------------------------------------------
1. BASIS OF PRESENTATION

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