Form 10-Q
period 1998-12-31
CRUSADER HOLDING CORP
filed 1999-02-16
CIK 1050992

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    Form 10-Q

       (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31,1998

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

              Commission file number 23663

                          CRUSADER HOLDING CORPORATION
                          -----------------------------
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

Common Stock, par value $0.01 per share, 3,832,500 shares of outstanding as of February 12, 1998

                          Crusader Holding Corporation

                            Index to Form 10-Q Report



PART I.  FINANCIAL INFORMATION                                                                         Page


         Item 1. Financial Statements


         Consolidated Balance Sheets as of December 31, 1998 and June 30,1998............................3

         Consolidated Statements of Income and Comprehensive Income for the three months ended and six months ended December 31, 1998 and 1997.....................................................4

         Consolidated Statement of Shareholders' Equity as of December 31,1998...........................5

         Consolidated Statements of Cash Flows for the six months ended
         December 31, 1998 and 1997......................................................................6

         Notes to Consolidated Financial Statements......................................................7

         Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................................................9

         Item 3. Quantitative and Qualitative Disclosures about Market Risk.............................13

PART II. OTHER INFORMATION


         Item 1. Legal Proceedings......................................................................15

         Item 2. Changes in Securities and Use of Proceeds..............................................15

         Item 3. Defaults Upon Senior Securities........................................................15

         Item 4. Submission of Matters to a Vote of Security Holders....................................15

         Item 5. Other Information......................................................................15

         Item 6. Exhibits and Reports on Form 8-K.......................................................15


Item 1.  Financial Statements

Crusader Holding Corporation and Subsidiary
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                  December 31               June 30,
                                                                      1998                    1998
                                                                      ----                    ----
                                                                  (UNAUDITED)
ASSETS
 Cash and cash equivalents                                       $  5,106,000            $ 10,670,000
 Loans held for sale (estimated market value
   of $74,800,000 and 49,599,000 at December 31,1998
   and June 30, 1998, respectively)                                74,657,000              48,389,000
 Investment securities available-for-sale                           7,485,000               3,363,000
 Mortgage-backed securities available-for-sale                     12,293,000              14,188,000
 Loans receivable, net                                            151,519,000             120,984,000
 Accrued interest receivable                                        2,182,000               1,372,000
 Other real estate owned                                              123,000                      --
 Premises and equipment, net                                          996,000                 986,000
 Other assets                                                       2,575,000               2,082,000
                                                                 ------------            ------------
             Total Assets                                        $256,936,000            $202,034,000
                                                                 ============            ============

LIABILITIES

 Deposits                                                        $160,428,000            $118,831,000
 Advances from Federal Home Loan Bank                              60,500,000              49,150,000
 Securities sold under agreements to repurchase                     8,280,000               8,280,000
 Other liabilities                                                  2,458,000               2,457,000
                                                                 ------------            ------------
             Total Liabilities                                    231,666,000             178,718,000

MINORITY INTEREST                                                     116,000                  93,000

SHAREHOLDERS' EQUITY
 Preferred stock - authorized, 5,000,000 shares of
     $0.01 par value; none outstanding                                     --                      --
 Common stock - authorized, 20,000,000 shares of
     $0.01 par value; 3,832,500 and 3,650,000
     shares issued and outstanding at December 31,
     1998 and June 30, 1998 respectively                               39,000                  39,000
 Additional paid in capital                                        21,607,000              21,607,000
 Retained earnings                                                  3,508,000               1,577,000
 Net unrealized gains (losses) on securities
     available-for -sale                                                   --                      --
                                                                 ------------            ------------
                    Total Shareholders' Equity                     25,154,000              23,223,000
                                                                 ------------            ------------
             Total Liabilities and Shareholders' Equity          $256,936,000            $202,034,000
                                                                 ============            ============

See accompanying notes to consolidated financial statements

Crusader Holding Corporation and Subsidiary
Consolidated Statements of Income and Comprehensive Income (Unaudited)
--------------------------------------------------------------------------------

                                                                    Three months                          Six months
                                                                 ended December 31,                   ended December 31,
                                                               1998               1997               1998             1997
                                                               ----               ----               ----             ----
INTEREST INCOME
  Loans, including fees                                    $4,826,000         $3,156,000         $9,206,000       $5,571,000
  Investment and mortgage-backed securities                   407,000            367,000            718,000          770,000
                                                           ----------         ----------         ----------       ----------
                    Total interest income                   5,233,000          3,523,000          9,924,000        6,341,000
                                                           ----------         ----------         ----------       ----------
INTEREST EXPENSE
  Deposits                                                  1,995,000          1,738,000          3,673,000        3,211,000
  Borrowed funds                                              803,000            400,000          1,646,000          640,000
  Shareholder notes                                                --             52,000                 --           90,000
                                                           ----------         ----------         ----------       ----------
                    Total interest expense                  2,798,000          2,190,000          5,319,000        3,941,000
                                                           ----------         ----------         ----------       ----------

NET INTEREST INCOME                                         2,435,000          1,333,000          4,605,000        2,400,000
PROVISION FOR LOAN LOSSES                                     250,000            170,000            350,000          185,000
                                                           ----------         ----------         ----------       ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         2,185,000          1,163,000          4,255,000        2,215,000

NON-INTEREST INCOME
  Service charges on deposit accounts and
     other fees                                                31,000             43,000             59,000           89,000
  Conforming mortgage banking revenues                        272,000             91,000            448,000          199,000
  Non-interest income from Crusader
     Mortgage Corporation                                     860,000          1,311,000          1,841,000        2,144,000
  Other                                                        42,000             15,000             75,000           29,000
                                                           ----------         ----------         ----------       ----------
                    Total non-interest income               1,205,000          1,460,000          2,423,000        2,461,000

NON-INTEREST EXPENSES
  Employee compensation and benefits                          371,000            204,000            726,000          438,000
  Data processing                                              40,000             27,000             71,000           53,000
  Federal insurance premiums                                   19,000             15,000             39,000           28,000
  Occupancy and equipment                                      84,000             74,000            162,000          149,000
  Professional fees                                            29,000             21,000             59,000           37,000
  Crusader Mortgage Corporation  expenses                     598,000            730,000          1,236,000        1,292,000
  Other operating                                             194,000            111,000            341,000          196,000
  Goodwill amortization                                        21,000                 --             42,000               --
  Loss on Fraudulent Money Orders                             950,000                 --            950,000               --
                                                           ----------         ----------         ----------       ----------
                    Total non-interest expenses             2,342,000          1,182,000          3,606,000        2,193,000
                                                           ----------         ----------         ----------       ----------
INCOME BEFORE INCOME TAX EXPENSE                            1,084,000          1,441,000          3,072,000        2,483,000

INCOME TAX EXPENSE                                            368,000            507,000          1,076,000          865,000
                                                           ----------         ----------         ----------       ----------
INCOME BEFORE MINORITY INTEREST                               716,000            934,000          1,996,000        1,618,000
Minority interest                                              36,000              8,000             65,000           27,000
                                                           ----------         ----------         ----------       ----------
NET INCOME                                                 $  680,000        $   926,000         $1,931,000       $1,591,000
                                                           ==========        ===========         ==========       ==========
Unrealized gain (loss) on securities, net of tax               18,000                 --                 --               --
                                                           ----------         ----------         ----------       ----------
Comprehensive income                                       $  698,000        $   926,000         $1,931,000       $1,591,000
                                                           ==========        ===========         ==========       ==========
Net income per share, basic and diluted                    $     0.18        $      0.39         $     0.50       $     0.70
                                                           ==========        ===========         ==========       ==========

See accompanying notes to consolidated financial statements.

Crusader Holding Corporation and Subsidiary Consolidated Statement of Shareholders' Equity For the six months ended December 31, 1998 (unaudited)
--------------------------------------------------------------------------------

                                                                                        Net unrealized
                                                                                          gain (loss)
                                                       Additional                        on securities
                                          Common        paid-in          Retained         available-
                                           stock        capital          earnings          for-sale               Total
                                          ------       ----------        --------       ---------------           -----
Balance at June 30, 1998                 $39,000     $21,607,000        $1,577,000       $       --            $23,223,000


Net unrealized loss on
  securities available-for-sale               --              --                --               --                     --



Net income                                    --              --         1,931,000               --              1,931,000
                                         -------      ----------        ----------       ----------            -----------
Balance at September 30, 1998            $39,000     $21,607,000        $3,508,000               --            $25,154,000
                                         =======      ==========        ==========       ==========            ===========


See accompanying notes to consolidated financial statements.

Crusader Holding Corporation and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                                Six months ended
                                                                                    --------------------------------------
                                                                                       December 30,           December 31,
                                                                                           1998                   1997
                                                                                    --------------------------------------
OPERATING ACTIVITIES
Net income                                                                          $   1,931,000           $   1,591,000
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums and discounts on securities and loans net                        167,000                  96,000
Amortization of goodwill                                                                   42,000                      --
Provision for loan losses                                                                 350,000                 185,000
Net gain on sale of loans held for sale                                                  (272,000)               (196,000)
Depreciation and amortization of premises and equipment                                   110,000                  69,000
Proceeds from sale of assets held for sale                                            145,912,000              76,926,000
Originations of loans held for sale                                                  (171,908,000)           (100,102,000)
Increase in accrued interest receivable                                                  (177,000)               (169,000)
(Increase) decrease in deferred income taxes                                              331,000                 201,000
Other, net                                                                             (1,962,000)                366,000
                                                                                    -------------           -------------
    Net cash used in operating activities                                             (25,476,000)            (21,033,000)

INVESTMENT ACTIVITIES
Net increase in loans                                                                 (31,008,000)            (14,711,000)
Purchase of investment securities available-for-sale                                   (4,122,000)                     --
Purchase of mortgage-backed securities available-for-sale                                      --              (3,402,000)
Repayment of principal of investment securities available-for-sale                     (1,123,000)              3,087,000
Repayment of principal of mortgage-backed securities available-for-sale                 3,315,000               1,831,000
Proceeds from sale of mortgage-backed securities available-for-sale                            --               1,915,000
Proceeds from sale of property acquired through loan foreclosure actions                       --                      --
Purchase of minority share in subsidiary                                                       --                (890,000)
Purchase of premises and equipment                                                       (120,000)               (140,000)
                                                                                    -------------           -------------
    Net cash used in investing activities                                             (33,058,000)            (12,310,000)

FINANCING ACTIVITIES
Net increase in deposits                                                               41,597,000              44,751,000
Advances and other borrowings, net                                                     11,350,000              (3,950,000)
Proceeds from shareholders' note, net                                                          --                 248,000
Change in net unrealized loss on securities                                                    --                 (52,000)
Capital contributions                                                                          --               1,142,000
Increase in Minority Interest                                                              23,000                      --
                                                                                    -------------           -------------
    Net cash provided by financing activities                                          52,970,000              42,139,000

Net increase in cash and cash equivalents                                              (5,564,000)              8,796,000

Cash and cash equivalents at beginning of year                                         10,670,000                 325,000
                                                                                    -------------           -------------

Cash and cash equivalents at end of year                                                5,106,000               9,121,000
                                                                                    =============           =============


--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Crusader Holding Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three and six month periods ended December 31, 1998 and 1997 is unaudited)
--------------------------------------------------------------------------------
1. BASIS OF PRESENTATION

The unaudited consolidated financial statements as of December 31, 1998, and for the three and six month periods ended December 31, 1998 and 1997 include the accounts of Crusader Holding Corporation (the "Company") and its wholly-owned subsidiary, Crusader Savings Bank FSB (the "Bank"), along with the Bank's wholly owned and majority owned subsidiaries, including Crusader Mortgage Corporation ("CMC"). All significant intercompany accounts and transactions have been eliminated.

The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three and six month periods ended December 31, 1998 and 1997 are not necessarily indicative of results to be anticipated for the full year.

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

In determining the weighted average shares outstanding during the period in the computation of basic and diluted earnings per share, retroactive effect was given to the December 8, 1997 two for one stock split effected in the form of a stock dividend and the 5% stock dividend paid on August 28, 1998. Basic and diluted weighted average shares outstanding were 3,833,000 and 2,520,000 for the three months ended December 31, 1998, and December 31, 1997, respectively.

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

6.  RECENT LITIGATION

During October 1998, one of the Bank's deposit customers ("Bank Depositor") had approximately $1.3 million of dishonored money orders which resulted in its account being deficient by a similar amount. The Bank has initiated a lawsuit in the Court of Common Pleas of Philadelphia County against the money order company which placed the stop payments on the money orders issued, and the Bank Depositor; alleging, among other things, that the money orders were improperly stopped and the Bank was a holder in due course and is therefore entitled to reimbursement. The Bank is seeking reimbursement in the lawsuit. The Bank has also initiated an involuntary bankruptcy proceedings against the Bank Depositor in the United States Bankruptcy Court for the Eastern District of Pennsylvania. The Bank is seeking to have a trustee preserve the assets of the Bank Depositor in order that the Bank may receive partial reimbursement. In December 1998, the Company recorded a pre-tax provision of $950,000 to provide for its potential exposure with respect to the money orders. The Company believes its litigation has strong merit; however, the provision was recorded because of the length of time likely to transpire before the litigation is finalized and the potential uncertainty associated therewith.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing on the preceding pages as well as in the Company's Registration Statement on Form S-1, Registration No. 333-42215. Results of unaudited operations for the three and six month periods ended December 31, 1998 are compared to the unaudited results of operations for the three and six month periods ended December 31, 1997. Such information is based upon the historical financial information available as of the date indicated. Results of operations for the three and six month periods ended December 31, 1998 and 1997 are not necessarily indicative of results to be attained for any other period.

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

FINANCIAL CONDITION

The Company's assets increased to $256.9 million at December 31, 1998, as compared to $202.0 million at June 30, 1998. The increase in assets primarily reflects the deployment of proceeds from certificates of deposit and FHLB advances into loans, including portfolio loans and loans held for sale. At December 31, 1998, the loan portfolio aggregated $151.5 million as compared to $121.0 million at June 30, 1998 with the growth concentrated in commercial real estate loans, including loans secured by apartment buildings and mixed use properties, and conforming adjustable rate residential mortgages. Loans held for sale increased to $74.7 million at December 31, 1998 as compared to $48.4 million at June 30, 1998. This increase resulted primarily from an increase in the volume of conforming mortgage originations, due to lower market interest rates. Nonconforming mortgage loans available for sale aggregated $40.9 million at December 31, 1998, with the balance in conforming loans available for sale. Cash and cash equivalents aggregated $5.1 million at December 31, 1998 as compared to $10.7 at June 30, 1998. This decrease resulted primarily from a higher level of proceeds recieved on loan pool sales at June 30, 1998 as compared to December 31,1998. Deposits were $160.4 million at December 31, 1998 as compared to $118.8 million at June 30, 1998 reflecting primarily an increase in certificates of deposits. FHLB advaces increased to approximately $60.5 from $49.2 million as these borrowings were utilized in part to fund the asset growth. Shareholders' equity increased by $2.0 million due primarily to net income generated during the period.

RESULTS OF OPERATIONS

Three months ended December 31, 1998 versus three months ended December 31, 1997. Net income decreased to $680,000 for the three months ended December 31, 1998 as compared to $926,000 for the comparable prior year period due primarily to a loss on fraudulent money orders recorded in December 1998 in the amount of $950,000 ($608,000 after tax) (See Item 6. Recent Litigation). Excluding this item, net income increased to $1,288,000 or 39.09% as compared to the prior year period. Net interest income increased by $1.1 million or 82.67% due primarily to a growth in average earning assets of $73.7 million and an increase in the net yield on interest-earning assets to 4.22% as compared to 3.49% in the prior year period. The provision for loan losses was increased by $80,000 to $250,000 for the current year period due to a growth in the loan portfolio. There were no actual charge-offs of loans in either period. Non-interest income decreased by $255,000 due primarily to a decrease in CMC nonconforming mortgage banking income to $860,000 as compared to $1,311,000 for the prior year period. This decrease was offset in part by an increase in conforming mortgage banking revenues of $181,000. Excluding the above noted loss on fraudulent money orders of $950,000, non-interest expenses increased by $202,000 due primarily to an increase in employee compensation and benefits of $167,000 due to expansion of the Bank's staff to accommodate the growth in assets. Income tax expense was $139,000 lower due to the reduced profitability.

Six months ended December 31, 1998 versus six months ended December 31, 1997. Net income increased to $1,931,000 for the six months ended December 31, 1998 as compared to $1,591,000 for the comparable prior year period. Excluding a loss on fraudulent money orders recorded in December 1998 in the amount of $950,000 ($608,000 after tax) (See Item 6. Recent Litigation), net income increased to $2,539,000 or 59.59% as compared to the prior year period. Net interest income increased by $2.2 million or 91.88% due primarily to a growth in average earning assets of $75.4 million and an increase in the net yield on interest-earning assets to 4.20% as compared to 3.40% in the prior year period. The provision for loan losses was increased by $165,000 to $350,000 for the current year period due to a growth in the loan portfolio. There were no actual charge-offs of loans in either period. Non-interest income decreased by $38,000 due primarily to a decrease in CMC nonconforming mortgage banking income to $1,844,000 as compared to $2,144,000 for the prior year period. This decrease was offset in part by an increase in conforming mortgage banking revenues of $249,000. Excluding the above noted loss on fraudulent money orders of $950,000, non-interest expenses increased by $463,000 due primarily to an increase in employee compensation and benefits of $288,000 due to expansion of the Bank's staff to accommodate the growth in assets. Income tax expense was $211,000 due to the increased profitability.

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

Net cash used by operating activities for the six months ended December 31, 1998 was $25.5 million as compared to $21.0 million in the comparable prior year period. The uses in both periods related primarily to growth in loans available for sale.

Net cash used in investing activities approximated $33.1 million and $12.3 million during the six months ended December 31, 1998 and 1997, respectively. During each year, the primary use was the funding of the growth in the Bank's loan portfolio.

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

The following tables set forth the Bank's regulatory capital levels at December 31, 1998. The Company is not subject to regulatory capital requirements.

                                                            Required for          To Be Well Capitalized
                                                         Capital Adequacy           Corrective Action
                                 Actual                      Purposes                   Provisions
                         ---------------------        ----------------------      ----------------------
                                                      (Dollars in thousands)
                          Amount        Ratio         Amount         Ratio         Amount        Ratio
Tangible capital         $24,056         9.41%       $ 3,835          1.50%       $12,784         5.00%
Core capital              24,056         9.41%        10,227          4.00        $12,784         5.00
Risk-based capital        25,261        16.87%        11,978          8.00        $14,973        10.00


Year 2000 Compliance

        The Company has adopted a Year 2000 policy to address the "Year 2000" Issue concerning the inability of certain information systems and automated equipment to properly recognize and process dates containing the Year 2000 and beyond. If not corrected, these systems and equipment could produce inaccurate or unpredictable results commencing on January 1, 2000. The Company, similar to most financial services providers, is particularly vulnerable to the potential impact of the Year 2000 Issue due to the nature of financial information. Potential impacts to the Company may arise from software, computer hardware, and other equipment both with the Company's direct control and outside of the Company's ownership, yet with which the Company electronically or operationally interfaces.

        In order to address the Year 2000 Issue, the Company has developed and implemented a five phase compliance plan divided into the following major components: (1) Awareness; (2) Assessment; (3) Renovation; (4) Validation and Testing; and (5) Implementation. the company has completed the first three phases of the plan for all of its mission-critical systems and is currently working on the final two phases. Because the Company outsources the majority of its data processing operations to Fiserv Solutions, Inc. ("Fiserv"), a provider of data processing services to the financial services industry, a significant component of the Year 2000 plan is to work with Fiserv to test and certify their systems as Year 2000 compliant. Fiserv has informed the Company that, based upon test which is has conducted and is currently conducting, it believes its systems are Year 2000 compliant. The Company anticipates that all mission-critical systems will complete testing by Spring of 1999. Other important segments of the Year 2000 plan are to identify those suppliers an customers whose possible lack of Year 2000 preparedness might expose the Company to financial loss, and to highlight any servicers of purchased loans or securities which might present Year 2000 operating problems.

        The Company has no internally generated programmed software coding to correct, as substantially all of the software utilized by the Company is purchased or licensed from external providers. The Company has initiated communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company has received assurances by these third party vendors of mission-critical products or services that they will be Year 2000 compliant. The Company has developed a contingency plan in the event their systems malfunction at the change of the Century. At this time, the Company cannot estimate the cost, if any, that might be required to implement such contingency plans.

        The Company anticipates that its total Year 2000 project cost, exclusive of any costs associated with the implementation of its contingency plan, will not exceed $100,000. This estimated project cost is based upon currently available information and includes expenses for the review and testing by third parties, including government entities. However, their can be no guarantee that the hardware, software, and systems of such third parties will be free of unfavorable Year 2000 issues and therefor not present a material adverse impact upon the Company. The aforementioned Year 2000 project cost estimate also may change as the Company progresses in its Year 2000 program and obtains additional information associated with and conducts further testing concerning third parties. At this time, no significant projects have been delayed as a result of the Company's Year 2000 effort.

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

        The federal banking agencies have been conducting Year 2000 compliance examinations. The failure to implement an adequate Year 2000 program can be identified as an unsafe and unsound banking practice. The Company and the Bank are subject to regulation and supervision by the OTS which regularly conducts review of the safety and soundness of the Company's operations, including the Company's progress in becoming Year 2000 compliant. The OTS has established an examination procedure which contains three categories of ratings:
"Satisfactory", "Needs Improvement", and "Unsatisfactory". Institutions that receive a Year 2000 rating of Unsatisfactory may be subject to formal enforcement action, supervisory agreements, cease and sesist orders, civil money penalties, or the appointment of a conservator. In addition, federal reviewing applications and may deny an application based on Year 2000 related issues. Failure by the Company to adequately prepare for Year 2000 issues could negatively impact the Company's banking operations, including the imposition of restrictions upon its operations by the OTS.

        Despite the Company's activities in regards to the Year 2000 Issue, there can be no assurance that pertial or total systems interuptions or the costs necessary to update hardware and software would not have a material adverse effect upon the Company's business, financial condition, results of operations, and business prospects.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The nature of the Bank's current operations is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Company nor the Bank owns any trading assets. At December 31, 1998, the Bank did not have any hedging transactions in place, such as interest rate swaps, caps or floors.

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

Part II      Other Information

Item 1.   Legal Proceedings

During October 1998, one of the Bank's deposit customers ("Bank Depositor") had approximately $1.3 million of dishonored money orders which resulted in its account being deficient by a similar amount. The Bank has initiated a lawsuit in the Court of Common Pleas of Philadelphia County against the money order company which placed the stop payments on the money orders issued, and the Bank Depositor; alleging, among other things, that the money orders were improperly stopped and the Bank was a holder in due course and is therefore entitled to reimbursement. The Bank is seeking reimbursement in the lawsuit. The Bank has also initiated an involuntary bankruptcy proceedings against the Bank Depositor in the United States Bankruptcy Court for the Eastern District of Pennsylvania. The Bank is seeking to have a trustee preserve the assets of the Bank Depositor in order that the Bank may receive partial reimbursement. In December 1998, the Company recorded a pre-tax provision of $950,000 to provide for its potential exposure with respect to the money orders. The Company believes its litigation has strong merit; however, the provision was recorded because of the length of time likely to transpire before the litigation is finalized and the uncertainty associated therewith.

Item 2.   Changes in Securities and Use of Proceeds

A.             Recent Sales of Unregistered Securities

               None

B.             Use of Proceeds from Registered Securities

               None

Item 3.   Defaults Upon Senior Securities

               None

Item 4.   Submission of Matters to a Vote of Security Holders

               None

Item 5    Other Information

               None

Item 6    Exhibits and Reports on Form 8-K

          (A)  Exhibits
               Those exhibits previously filed with the Securities and Exchange Commission as required by Item 601 of Regulation
               S-K, are incorprorated herein by reference in accordance with the provision of Rule 12b-32

          Exhibit No.

          27.  Financial Data Schedule

          (B)  Reports on Form 8-K

               None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    Crusader Holding Corporation


        Date: February 16, 1998     By: /s/ Thomas J. Knox
                                        ----------------------------------------
                                    Thomas J. Knox
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)




        Date: February 16, 1998     By: /s/ Joseph T. Crowley
                                        ----------------------------------------
                                    Joseph T. Crowley
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)

                                 EXHIBIT INDEX


Exhibit No.                                              Exhibit
-----------                                              -------
  27                                                     Financial Data Schedule