Form 10-Q
period 1999-03-31
CRUSADER HOLDING CORP
filed 1999-05-17
CIK 1050992

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    Form 10-Q

    (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

               Commission file number 23663
                                     -------

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

                                 (215) 893-1500
                                ----------------
              (Registrant's telephone number, including area code)


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

Common Stock, par value $0.01 per share, 3,832,500 shares of outstanding as of May 3,1999

                          Crusader Holding Corporation

                            Index to Form 10-Q Report


PART I.   FINANCIAL INFORMATION                                                                         Page
          Item 1. Financial Statements

          Consolidated Balance Sheets as of March 31, 1999 and June 30,1998.............................. 3

          Consolidated Statements of Income and Comprehensive Income for the three months ended and nine months ended March 31, 1999 and 1998...................................................... 4

          Consolidated Statement of Shareholders' Equity as of March 31,1999............................. 5

          Consolidated Statements of Cash Flows for the nine months ended
          March 31, 1999 and 1998........................................................................ 6

          Notes to Consolidated Financial Statements..................................................... 7

          Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................................................ 9

          Item 3. Quantitative and Qualitative Disclosures about Market Risk.............................11

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

          Item 5. Other Information......................................................................15

          Item 6. Exhibits and Reports on Form 8-K.......................................................15

Item 1.  Financial Statements

Crusader Holding Corporation and Subsidiary
Consolidated Balance Sheets

-----------------------------------------------------------------------------------------------
                                                                  March 31,          June 30,
                                                                    1999               1998
                                                                    ----               ----
                                                                 (UNAUDITED)
ASSETS
  Cash and cash equivalents                                     $  9,811,000       $ 10,670,000
  Loans held for sale (estimated market value
      of $76,400,000 and $49,599,000 at March 31,1999
      and June 30, 1998, respectively)                            76,252,000         48,389,000
  Investment securities available-for-sale                        11,828,000          3,363,000
  Mortgage-backed securities available-for-sale                    9,327,000         14,188,000
  Loans receivable, net                                          166,050,000        120,984,000
  Accrued interest receivable                                      2,014,000          1,373,000
  Other real estate owned                                            524,000               --
  Premises and equipment, net                                        945,000            986,000
  Other assets                                                     3,350,000          2,082,000
                                                                ------------       ------------
               Total Assets                                     $280,101,000       $202,034,000
                                                                ============       ============

LIABILITIES

  Deposits                                                      $176,907,000       $118,831,000
  Advances from Federal Home Loan Bank                            66,400,000         49,150,000
  Securities sold under agreements to repurchase                   8,280,000          8,280,000
  Other liabilities                                                1,896,000          2,457,000
                                                                ------------       ------------
               Total Liabilities                                 253,483,000        178,718,000

MINORITY INTEREST                                                     24,000             93,000

SHAREHOLDERS' EQUITY
  Preferred stock - authorized, 5,000,000 shares of
      $0.01 par value; none outstanding                                                      --
  Common stock - authorized, 20,000,000 shares of
      $0.01 par value; 3,832,500
      shares issued and outstanding at March 31,
      1999 and June 30, 1998                                          39,000             39,000
  Additional paid in capital                                      21,607,000         21,607,000
  Retained earnings                                                4,948,000          1,577,000
  Accumulated other comprehensive
      income                                                            --                 --
                                                                ------------       ------------
                      Total Shareholders' Equity                  26,594,000         23,223,000
                                                                                   ------------
               Total Liabilities and Shareholders' Equity       $280,101,000       $202,034,000
                                                                ============       ============

See accompanying notes to consolidated financial statements

Crusader Holding Corporation and Subsidiary
Consolidated Statements of Income and Comprehensive Income (Unaudited)

-------------------------------------------------------------------------------------------------------------------------
                                                                Three months                        Nine months
                                                               ended March 31,                     ended March 31,
                                                           1999             1998               1999              1998
                                                           ----             ----               ----              ----
INTEREST INCOME
  Loans, including fees                                $ 5,074,000       $ 3,512,000        $14,280,000       $ 9,083,000
  Investment and mortgage-backed securities                370,000           358,000          1,088,000         1,128,000
                                                       -----------       -----------        -----------       -----------
                    Total interest income                5,444,000         3,870,000         15,368,000        10,211,000
                                                       -----------       -----------        -----------       -----------

INTEREST EXPENSE
  Deposits                                               2,153,000         1,953,000          5,826,000         5,164,000
  Borrowed funds                                           817,000           275,000          2,463,000           915,000
  Shareholder notes                                           --              16,000               --             106,000
                                                       -----------       -----------        -----------       -----------
                    Total interest expense               2,970,000         2,244,000          8,289,000         6,185,000
                                                       -----------       -----------        -----------       -----------

NET INTEREST INCOME                                      2,474,000         1,626,000          7,079,000         4,026,000
PROVISION FOR LOAN LOSSES                                  163,000           100,000            513,000           285,000
                                                       -----------       -----------        -----------       -----------
NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                      2,311,000         1,526,000          6,566,000         3,741,000

NON-INTEREST INCOME
  Service charges on deposit accounts and
     other fees                                            247,000            47,000            306,000           136,000
  Conforming mortgage banking revenues                     296,000           183,000            744,000           382,000
  Non-interest income from Crusader
     Mortgage Corporation                                  569,000           905,000          2,410,000         3,049,000
  Other                                                     29,000            15,000            104,000            44,000
                                                       -----------       -----------        -----------       -----------
                    Total non-interest income            1,141,000         1,150,000          3,564,000         3,611,000

NON-INTEREST EXPENSES
  Employee compensation and benefits                       355,000           298,000          1,081,000           736,000
  Data processing                                           38,000            28,000            109,000            81,000
  Federal insurance premiums                                25,000            18,000             64,000            46,000
  Occupancy and equipment                                  103,000            85,000            265,000           234,000
  Professional fees                                         24,000            26,000             83,000            63,000
  Crusader Mortgage Corporation  expenses                  466,000           682,000          1,702,000         1,971,000
  Other operating                                          198,000           128,000            519,000           324,000
  Goodwill amortization                                     21,000            21,000             63,000            24,000
  Loss on Fraudulent Money Orders                             --                --              950,000              --
                                                       -----------       -----------        -----------       -----------
                    Total non-interest expenses          1,230,000         1,286,000          4,836,000         3,479,000
                                                       -----------       -----------        -----------       -----------
INCOME BEFORE INCOME TAX EXPENSE                         2,222,000         1,390,000          5,294,000         3,873,000

INCOME TAX EXPENSE                                         740,000           495,000          1,816,000         1,360,000
                                                       -----------       -----------        -----------       -----------
    Income before minority interest                      1,482,000           895,000          3,478,000         2,513,000
Minority interest                                           42,000            10,000            107,000            37,000
                                                       -----------       -----------        -----------       -----------
NET INCOME                                             $ 1,440,000       $   885,000        $ 3,371,000       $ 2,476,000
                                                       ===========       ===========        ===========       ===========
Unrealized gain (loss) on securities, net of tax              --              (6,000)              --              46,000
                                                       -----------       -----------        -----------       -----------
Comprehensive income                                   $ 1,440,000       $   879,000        $ 3,371,000       $ 2,522,000
                                                       ===========       ===========        ===========       ===========

Net income per share, basic and diluted                $      0.38       $      0.27        $      0.88       $      0.93
                                                       ===========       ===========        ===========       ===========

See accompanying notes to consolidated financial statements.

Crusader Holding Corporation and Subsidiary
Consolidated Statement of Shareholders' Equity
For the nine months ended March 31, 1999 (unaudited)

----------------------------------------------------------------------------------------------------------------------------

                                                                                           Net unrealized
                                                                                             gain (loss)
                                                         Additional                         on securities
                                         Common           paid-in          Retained           available-
                                         stock            capital          earnings            for-sale             Total
                                         ------          ----------        --------        ---------------          -----
Balance at June 30, 1998              $    39,000        21,607,000       $ 1,577,000       $         --         $23,223,000

Net unrealized gain on
  securities available-for-sale              --                --                --                   --                --


Net income                                   --                --           3,371,000                 --           3,371,000
                                      -----------       -----------       -----------       --------------       -----------
Balance at March 31, 1999             $    39,000        21,607,000       $ 4,948,000       $         --         $26,594,000
                                      ===========       ===========       ===========       ==============       ===========




See accompanying notes to consolidated financial statements.

Crusader Holding Corporation and Subsidiary
Consolidated Statements of Cash Flows (unaudited)

----------------------------------------------------------------------------------------------------------------------
                                                                                            Nine months ended
                                                                                      March 31,             March 31,
                                                                                        1999                  1998
                                                                                        ----                  ----
OPERATING ACTIVITIES
Net income                                                                          $   3,371,000        $   2,476,000
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums and discount on loans, mortgage-backed securities,
investments and assets held for sale, net                                                   1,000              (56,000)
Amortization of Goodwill                                                                   63,000               28,000
Provision for loan losses                                                                 513,000              285,000
Net gain on sale of loans held for sale                                                (3,154,000)          (3,012,000)
Depreciation and amortization of premises and equipment                                   176,000              103,000
Proceeds from sale of assets held for sale                                            231,512,000          117,180,000
Originations of loans held for sale                                                  (256,221,000)        (168,041,000)
Increase in accrued interest receivable                                                  (641,000)            (279,000)
(Increase) decrease in deferred income taxes                                             (117,000)                --
Other, net                                                                             (1,876,000)             939,000
                                                                                    -------------        -------------
    Net cash used in operating activities                                             (26,373,000)         (50,377,000)

INVESTMENT ACTIVITIES
Net increase in loans                                                                 (46,103,000)         (23,361,000)
Purchase of investment securities available-for-sale                                   (8,161,000)          (1,000,000)
Purchase of mortgage-backed securities available-for-sale                              (5,350,000)          (4,661,000)
Repayment of principal of investment securities available-for-sale                        123,000            3,214,000
Repayment of principal of mortgage-backed securities available-for-sale                 4,702,000            3,598,000
Repayment of principal of mortgage-backed securities held-to-maturity                           0                 --
Proceeds from sale of mortgage-backed securities available-for-sale                     5,114,000            1,815,000
Proceeds from sale of property acquired through loan foreclosure actions                        0              111,000
Purchase of premises and equipment                                                       (137,000)            (220,000)
                                                                                    -------------        -------------
    Net cash used in investing activities                                             (49,812,000)         (20,404,000)

FINANCING ACTIVITIES
Net increase in deposits                                                               58,076,000           37,225,000
Advances and other borrowings, net                                                     17,250,000           29,550,000
Repayment of shareholders' note, net                                                            0           (2,990,000)
Proceeds from issuance of common stock, net                                                     0           15,841,000
                                                                                    -------------        -------------
    Net cash provided by financing activities                                          75,326,000           79,626,000
                                                                                    -------------        -------------

Net increase (decrease) in cash and cash equivalents                                     (859,000)           8,845,000
                                                                                    -------------        -------------


Cash and cash equivalents at beginning of year                                         10,670,000              325,000
                                                                                    -------------        -------------
Cash and cash equivalents at end of year                                                9,811,000        $   9,170,000
                                                                                    =============        =============


See accompanying notes to consolidated financial statements.

Crusader Holding Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the nine and three month periods ended March 31, 1999 and 1998 is unaudited)
--------------------------------------------------------------------------------
1. BASIS OF PRESENTATION

The unaudited consolidated financial statements as of March 31, 1999, and for the nine and three month periods ended March 31, 1999 and 1998 include the accounts of Crusader Holding Corporation (the "Company") and its wholly-owned subsidiary, Crusader Savings Bank, (the "Bank"), along with the Bank's wholly owned and majority owned subsidiaries including Crusader Mortgage Corporation ("CMC"). All significant intercompany accounts and transactions have been eliminated.

The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the nine and three month periods ended March 31, 1999 are not necessarily indicative of results to be anticipated for the full year.

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

In determining the weighted average shares outstanding during the period in the computation of basic and diluted earnings per share, retroactive effect was given to the December 8, 1997 two for one stock split effected in the form of a stock dividend. Basic and diluted weighted average shares outstanding were 3,833,000 and 2,662,000 for the nine months ended March 31, 1999, and March 31, 1998, respectively.

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

6.  RECENT LITIGATION

During October 1998, one of the Bank's deposit customers ("Bank Depositor") had approximately $1.3 million of dishonored money orders which resulted in its account being deficient by a similar amount. The Bank has initiated a lawsuit in the Court of Common Pleas of Philadelphia County against the money order company which placed the stop payments on the money orders issued, and the Bank Depositor; alleging, among other things, that the money orders were improperly stopped and the Bank was a holder in due course and is therefore entitled to reimbursement. The Bank is seeking reimbursement in the lawsuit. The Bank has also initiated an involuntary bankruptcy proceedings against the Bank Depositor in the United States Bankruptcy Court for the Eastern District of Pennsylvania. The Bank is seeking to have a trustee preserve the assets of the Bank Depositor in order that the Bank may receive partial reimbursement. An order for relief under Chapter 7 of the Bankruptcy Code was granted on March 8, 1999. In December 1998, the Company recorded a pre-tax provision of $950,000 to provide for its potential exposure with respect to the money orders. The Company believes its litigation has strong merit; however, the provision was recorded because of the length of time likely to transpire before the litigation is finalized and the potential uncertainty associated therewith.

7.  SUBSEQUENT EVENTS

During April 1999, the Bank entered into an agreement with a company ("Marketing and Servicing Company") to provide marketing and servicing of a new short term consumer loan product offered by the Bank. Pursuant to the agreement, the Bank has received certain indemnifications from the Marketing and Servicing Company and certain of its affiliates. In connection with such indemnifications, during the term of the agreement and for a specified period thereafter, the Marketing and Servicing Company is required to maintain a minium net worth of at least $21 million and to post a letter of credit in favor of Crusader Bank for at least $3 million.

During April 1999, the Company's Board of Directors authorized the repurchase of up to 100,000 shares of the Company's Common Stock in accordance with a Stock Repurchase Plan.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing on the preceding pages as well as in the Company's Registration Statement on Form S-1, Registration No. 333-42215. Results of unaudited operations for the nine and three month periods ended March 31, 1999 are compared to the unaudited results of operations for the nine and three month periods ended March 31, 1998. Such information is based upon the historical financial information available as of the date indicated. Results of operations for the nine and three month periods ended March 31, 1999 are not necessarily indicative of results to be attained for any other period.

Certain statements contained in this report are "forward-looking" as defined in
Section 27A(i)(1) of the Securities Act of 1933, as amended. Examples of forward-looking statements include, but are not limited to (a) statements of plans and objectives of the Company or its management or Board of Directors, (b) statements of future economic performance and (c) statements of assumptions underlying other statements and statements about the Company or its business. The Company's management believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations. However, there can be no assurance that actual results will not differ materially from its expectations. For a discussion of important factors that could cause actual results to differ materially from those in the forward looking statement, see the risk factors set forth in the Company's Registration Statement on Form S-1, Registration No. 333-42215.

GENERAL

The Company is a holding company operating a federally chartered savings bank. The Bank conducts community banking activities by accepting deposits from the public and investing the proceeds in loans and investment securities. In addition to bank lending products, such as single family conforming credit residential mortgages, home equity loans, multi-family residential and non-residential real estate loans and Small Business Administration loans, the Bank originates or acquires nonconfoming mortgages that are subsequently resold in larger pools, and delinquent property tax liens. In order to manage its liquidity and interest rate risk, the Bank maintains an investment portfolio consisting of bonds and mortgage-backed securities, all of which are investment quality. The Bank's loan and investment portfolios are funded with deposits as well as borrowings from the Federal Home Loan Bank of Pittsburgh ("FHLB") or collateralized borrowings secured by the Bank's investment securities. The Bank's earnings are largely dependent upon its net interest income (the difference between what it earns on its loans and investments and what it pays on its deposits and borrowings). In addition to net interest income, the Bank's net income is impacted by its loan loss provision, non-interest income (non-interest revenues realized by CMC in its nonconforming mortgage operation, conforming mortgage banking revenue and loan, deposit and ATM fees) and non-interest expenses (such as salaries and benefits, professional fees, occupancy cost, deposit insurance premiums and expenses related to CMC nonconforming mortgage operations.).

FINANCIAL CONDITION

The Company's assets increased to $280.1 million at March 31, 1999, as compared to $202.0 million at June 30, 1998. The increase in assets primarily reflects the deployment of proceeds from certificates of deposits and FHLB advances into loans, including portfolio loans and loans held for sale. At March 31, 1999, the loan portfolio aggregated $166.1 million as compared to $121.0 million at June 30, 1998 with the growth concentrated in commercial real estate loans, including loans secured by apartment buildings and mixed use properties, and conforming adjustable rate residential mortgages. Loans held for sale increased to $76.3 million at March 31, 1999 as compared to $48.4 million at June 30, 1998. This increase resulted primarily from an increase in the volume of conforming mortgage originations at the Bank's subsidiaries, Crusader Mortgage Corporation of Delaware and National Chinese Mortgage have increased their volume. Other assets and accrued interest receivable increased by $1.9 million due largely to increase in deferred tax assets and prepaid income taxes resulting from the Bank's purchase of historical tax credits in December 1998, and an increase in accrued interest receivable due to the loan growth noted above. Deposits were $176.9 million at March 31, 1999 as compared to $118.8 million at June 30, 1998 reflecting primarily an increase in certificates of deposits. FHLB advances increased approximately $15.2 million as these borrowings were utilized in part to fund the asset growth. Shareholders' equity increased by $3.3 million due to net income generated during the period.

RESULTS OF OPERATIONS

Three months ended March 31, 1999 versus three months ended March 31, 1998. Net income increased to $1.4 million for the three months ended March 31, 1999 as compared to $885,000 for the comparable prior year period. Net interest income increased by $848,000 or 52.15% due primarily to a growth in average earning assets of $76.3 million and an increase in the net yield on interest-earning assets to 3.90% as compared to 3.67% in the prior year period. The provision for loan losses was increased by $63,000 to $163,000 for the current year period due to a growth in the loan portfolio. There were no actual charge-offs of loans in either period. Non-interest income decreased by $9,000 as a decline in CMC nonconforming mortgage banking income of $336,000 was offset by increases in conforming mortgage banking revenues and deposit and loan fees. Non-interest expenses decreased by $56,000. A decrease in CMC operating expenses of $216,000 was partially offset by an increase in core-operating expenses of $160,000 due to expansion associated with the increased asset size of the Company. Income tax expense was $245,000 higher due to the increased profitability.

Nine months ended March 31, 1999 versus nine months ended March 31, 1998. Net income increased to $3.4 million for the nine months ended March 31,1999 as compared to $2.5 for the comparable prior year period. Net interest income increased by $3.1 million or 75.83% due primarily to a growth in average earning assets of $74.6 million and an increase in the net yield on interest-earning assets to 4.14% as compared to 3.50% in the prior year period. Provision for loan losses increased by $228,000 to $513,000 for the current year period due to growth in the loan portfolio. Non-interest income decreased by $47,000 due to a decline in CMC nonconforming mortgage banking income of $639,000 which was partially offset by growth in conforming mortgage banking revenues and deposit loan fees. Excluding a loss on Fraudulent Money Orders recorded in December 31, 1998 of $950,000, non-interest expenses increased by $407,000 as growth in core operating expenses of $637,000 resulting from growth in asset size of the Company were partially offset by a reduction in CMC expenses of $269,000. Income tax expense was $456,000 higher due to the increased profitability.

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

Net cash used in operating activities for the nine months ended March 31, 1999 was $26.4 million as compared to $50.4 million in the comparable prior year period. During both periods, the use related principally to growth in loans available-for-sale.

Net cash used in investing activities approximated $49.8 million and $20.4 million during the nine months ended March 31, 1999 and 1998, respectively. During each year, the primary use was the funding of the growth in the Bank's loan portfolio.

The Bank monitors its capital level relative to its business operations and anticipated growth and has continually maintained it at a level which would allow it to be classified as "well-capitalized" under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"). Well-capitalized institutions are assessed lower deposit insurance premiums. The Bank's capital to support its asset growth has come from internally generated earnings, additional capital contributions by its shareholders and proceeds from the initial public offering of the Company's common stock consummated in February 1998. Prior to February 1998, the Company's shareholders chose to contribute capital on an ongoing basis only as it was necessary to fund the Company's growth .

The following tables set forth the Bank's regulatory capital levels at March 31, 1999. The Company is not subject to regulatory capital requirements.

                                                                 Required for          To Be Well Capitalized
                                                               Capital Adequacy           Corrective Action
                                          Actual                   Purposes                   Provisions
                                          ------                   --------                   ----------
                                                            (Dollars in thousands)
-------------------------------------------------------------------------------------------------------------
                            Amount        Ratio        Amount       Ratio        Amount          Ratio
-------------------------------------------------------------------------------------------------------------
Tangible capital          25,443,000       9.11%      4,189,000     1.50%      13,965,000         5.00%
Core capital              25,443,000       9.11%     11,172,000     4.00%      16,758,000         6.00%
Risk-based capital        26,743,000      15.98%     13,392,000     8.00%      16,740,000        10.00%
-------------------------------------------------------------------------------------------------------------

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

A significant portion of the Bank's assets have been funded with CDs, including jumbo CDs. Unlike other deposit products, such as checking and savings accounts, CDs carry a high degree of interest rate sensitivity and therefore, their renewal will vary based on the competitiveness of the Bank's interest rates. The Bank has attempted to price its CDs to be competitive at the shorter maturities (i.e., maturities of less than one year) in order to better match the repricing characteristics of portfolio loans and the anticipated holding period for loans held for sale.

The Bank utilizes borrowings from the FHLB and collateralized repurchase agreements in managing its interest rate risk and as a tool to augment deposits in funding asset growth. The Bank may utilize these funding sources to better match its longer term repricing assets (i.e., between one and five years).

The nature of the Bank's current operations is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Company nor the Bank owns any trading assets. At March 31, 1999, the Bank did not have any hedging transactions in place, such as interest rate swaps, caps or floors.

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

The Company believes that Gap analysis is a useful measurement of asset and liability management; however, it is difficult to predict the effect of changing interest rates based solely on this measure. An additional analysis required by the Office of Thrift Supervision ("OTS") and generated quarterly is the OTS Interest Rate Exposure Report. This report forecasts changes in the Bank's market value of portfolio equity ("MVPE") under alternative interest rate environments. The MVPE is defined as the net present value of the Bank's existing assets, liabilities and off-balance sheet instruments.

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

Year 2000 Readiness

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

        In order to address the Year 2000 Issue, the Company has developed and implemented a five phase compliance plan divided into the following major components: (1) Awareness; (2) Assessment; (3) Renovation; (4) Validation and Testing; and (5) Implementation. the company has completed the first three phases of the plan for all of its mission-critical systems and is currently working on the final two phases. Because the Company outsources the majority of its data processing operations to Fiserv Solutions, Inc. ("Fiserv"), a provider of data processing services to the financial services industry, a significant component of the Year 2000 plan is to work with Fiserv to test and certify their systems as Year 2000 compliant. Fiserv has informed the Company that, based upon tests which it has conducted and is currently conducting, it believes its systems are Year 2000 compliant. The Company successfully completed testing of all mission critical systems in the Spring of 1999. Other important segments of the Year 2000 plan are to identify those suppliers and customers whose possible lack of Year 2000 preparedness might expose the Company to financial loss, and to highlight any servicers of purchased loans or securities which might present Year 2000 operating problems.

        The Company has no internally generated programmed software coding to correct, substantially all of the software utilized by the Company is purchased or licensed from external providers. The Company has initiated communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company has received assurances from these third party vendors of mission-critical products or services that they will be Year 2000 compliant. The Company has developed a contingency plan in the event their systems malfunction at the change of the Century. At this time, the Company cannot estimate the cost, if any, that might be required to implement such contingency plan.

        The Company anticipates that its total Year 2000 project cost, exclusive of any costs associated with the implementation of its contingency plan, will not exceed $100,000. This estimated project cost is based upon currently available information and includes expenses for the review and testing by third parties, including government entities. However, their can be no guarantee that the hardware, software, and systems of such third parties will be free of unfavorable Year 2000 issues and therefore not present a material adverse impact upon the Company. The aforementioned Year 2000 project cost estimate also may change as the Company progresses in its Year 2000 program and obtains additional information from and conducts further testing with third parties. At this time, no significant projects have been delayed as a result of the Company's Year 2000 effort.

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

        The federal banking agencies have been conducting Year 2000 compliance examinations. The failure to implement an adequate Year 2000 program can be identified as an unsafe and unsound banking practice. The Company and the Bank are subject to regulation and supervision by the OTS which regularly conducts review of the safety and soundness of the Company's operations, including the Company's progress in becoming Year 2000 compliant. The OTS has established an examination procedure which contains three categories of ratings:
"Satisfactory", "Needs Improvement", and "Unsatisfactory". Institutions that receive a Year 2000 rating of Unsatisfactory may be subject to formal enforcement action, supervisory agreements, cease and sesist orders, civil money penalties, or the appointment of a conservator. In addition, federal regulators reviewing applications may deny any application based on Year 2000 related issues. Failure by the Company to adequately prepare for Year 2000 issues could negatively impact the Company's banking operations, including the imposition of restrictions upon its operations by the OTS.

        Despite the Company's activities in regards to the Year 2000 Issue, there can be no assurance that partial or total systems interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon the Company's business, financial condition, results of operations, and business prospects.

PART II.   OTHER INFORMATION


Item 1. Legal Proceedings

           RECENT LITIGATION

During October 1998, one of the Bank's deposit customers ("Bank Depositor") had approximately $1.3 million of dishonored money orders which resulted in its account being deficient by a similar amount. The Bank has initiated a lawsuit in the Court of Common Pleas of Philadelphia County against the money order company which placed the stop payments on the money orders issued, and the Bank Depositor; alleging, among other things, that the money orders were improperly stopped and the Bank was a holder in due course and is therefore entitled to reimbursement. The Bank is seeking reimbursement in the lawsuit. The Bank has also initiated an involuntary bankruptcy proceedings against the Bank Depositor in the United States Bankruptcy Court for the Eastern District of Pennsylvania. The Bank is seeking to have a trustee preserve the assets of the Bank Depositor in order that the Bank may receive partial reimbursement. An order for relief under Chapter 7 of the Bankruptcy Code was granted on March 8, 1999. In December 1998, the Company recorded a pre-tax provision of $950,000 to provide for its potential exposure with respect to the money orders. The Company believes its litigation has strong merit; however, the provision was recorded because of the length of time likely to transpire before the litigation is finalized and the potential uncertainty associated therewith.

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

             Exhibit No.
             ----------

                27.    Financial Data Schedule

                       (B)    Reports on Form 8-K

                              None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Crusader Holding Corporation


Date: May 14, 1999         By:    /s/  Thomas J. Knox
                                  --------------------------------------------
                                  Thomas J. Knox
                                  Chairman and Chief Executive Officer
                                  (Principal Executive Officer)




Date: May 14, 1999         By:    /s/  Joseph T. Crowley
                                  --------------------------------------------
                                  Joseph T. Crowley
                                  Vice President and Chief Financial Officer
                                  (Principal Accounting and Financial Officer)

                                  EXHIBIT INDEX

      Exhibit No.               Exhibit
      -----------               -------
         27                     Financial Data Schedule