Form 10-K
period 1999-06-30
CRUSADER HOLDING CORP
filed 1999-09-28
CIK 1050992

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)
/X/          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1999
                                       OR


/ /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

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

       Registrant's telephone number, including area code: (215) 893-1500
                                ----------------
           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
----------------------------------     -----------------------------------------

----------------------------------     -----------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                                (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon closing sale price as quoted on the NASDAQ Stock Market on September 15, 1999: $38,177,191.

     As of September 15, 1999, 3,724,604 shares of the registrant's Common Stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be filed not later than 120 days after the close of the fiscal year are incorporated by reference in Part III of this Report on Form 10-K.
================================================================================

                                     Part I


Item 1. Business


General

     Crusader Holding Corporation (the "Company"), a Pennsylvania corporation, established in 1988 and headquartered in Philadelphia, Pennsylvania, is the holding company for Crusader Savings Bank, FSB (the "Bank"), a federally chartered savings bank. Substantially all of the Company's business activities are conducted through the Bank. At June 30, 1999, the Company had total assets of $307.3 million, total deposits of $189.1 million and total shareholders' equity of $27.3 million. The Bank's deposits are federally insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") to the maximum extent permitted by law. As a savings and loan holding company, the Company is subject to the supervision and regulation of the Office of Thrift Supervision ("OTS").

     The Bank provides community banking services through two branches and two ATMs in Philadelphia, and has focused primarily on mortgage lending for residential and multi-family housing and commercial real estate. The Company's strategy is to identify and develop business lines and product niches where it can utilize its Federal thrift charter, its access to low cost funds and its core competencies in risk management to achieve superior risk-adjusted rates of return. The Company's business lines and product niches currently include residential and commercial real estate lending, Small Business Administration ("SBA") lending, various mortgage banking activities, short-term consumer lending, the origination for resale of nonconforming credit residential mortgages and the acquisition of secured property tax liens.


History

     The Bank was founded in 1943 and acquired by the Company in 1989. Through 1995, the Bank operated primarily as a community savings bank, accepting deposits from the public and investing the proceeds in investment securities and loans, primarily adjustable rate conforming residential mortgage loans. The Bank also originated fixed rate mortgages for resale in the secondary market, earning a fee in connection with such resales, and offered ancillary residential loan products, such as home equity lines of credit. In 1994, the Bank opened its Center City, Philadelphia branch and, in 1995, began to focus on the origination of commercial real estate loans.

     The Company has grown its assets from $63.6 million as of June 30, 1995 to $307.3 million as of June 30, 1999. During this period, the Company has grown its core banking income by increasing its net interest income and controlling its operating expenses. While increasing its net interest income from $1.4 million for fiscal year 1996 to $2.8 million for fiscal year 1997, $6.0 million for fiscal year 1998 and $10.0 million for fiscal year 1999, the Company contained the growth in its core non-interest expenses (operating expenses exclusive of the SAIF assessment and Crusader Mortgage Corporation nonconforming mortgage banking expenses) from $1.6 million (2.47% of average assets) for fiscal year 1996 to $1.7 million (1.70% of average assets) for fiscal year 1997, $2.1 million (1.24% of average assets) for fiscal year 1998 and $3.0 million (1.20% of average assets) for fiscal year 1999.

     A brief description of each of the Company's primary product lines and services follows.


Business Lines and Product Niches

Conforming Credit Residential Lending and Mortgage Banking

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

     During the past two years, the Company has developed several initiatives to grow and enhance the profitability of its conforming residential lending and mortgage banking operations. In October 1997, the Bank formed

Crusader Mortgage Corporation of Delaware ("CMCD") as a 51% owned subsidiary in conjunction with the sole shareholder of Merit Financial Corporation ("Merit"), a licensed mortgage broker operating principally in Delaware, to assume the operations previously conducted by Merit. The Bank also uses CMCD to cross-market its conforming residential products to the network of brokers established in connection with the Bank's nonconforming residential product line. In December 1997, the Bank formed National Chinese Mortgage Corporation ("NCM") as a 51% owned subsidiary in conjunction with Dr. Haiching Zhao, the sole shareholder of National Chinese Service Corporation, a marketer of financial services products to the U.S. Chinese community. NCM was formed to market residential mortgage loans on an affinity group basis to the U.S. Chinese community. During fiscal year 1999, these new subsidiaries generated approximately $199.8 million of loans.

     In June 1999, the Company began delivering eligible loans in mortgage-backed security pools, as compared to its prior delivery of such loans on an individual basis. This method of delivery generally provides the Company with greater proceeds on such sales, as well as the ability to more effectively hedge its pipeline.

Commercial Real Estate Lending

     The Bank's Commercial Real Estate lending activities consist of loans secured by apartment buildings, small office buildings, mixed use properties and occasionally by non-real estate collateral. The Bank believes these loans are generally less risky than commercial real estate loans secured by a property with a single business user, where the ability of the borrower to repay is dependent upon the operations of the business. The Bank's Commercial Real Estate loans are generally secured by real estate located principally in the Philadelphia metropolitan area and, in certain cases, in southern and central New Jersey and Delaware. The loans are underwritten in accordance with strict debt service and LTV guidelines, generally with maximum LTVs of up to 75%. The Bank typically requires personal guarantees on Commercial Real Estate loans. The Bank will sometimes permit a borrower to supplement or substitute marketable securities or other property as collateral for a Commercial Real Estate loan in accordance with prescribed guidelines. All Commercial Real Estate loans are approved by a Loan Committee of the Bank's Board of Directors (the "Bank Loan Committee").

     The Bank has emphasized Commercial Real Estate loans ranging in size between $500,000 and $3.5 million. The Bank believes this is an underserved portion of the market that is not subject to the intense competition present with respect to Commercial Real Estate loans in excess of $3.5 million. This market has also benefited from the ongoing consolidation of banks in the Philadelphia metropolitan area. This has allowed the Bank to generate an adequate volume of Commercial Real Estate loans without generally varying from its strict underwriting guidelines and its policy of requiring a personal guarantee on all Commercial Real Estate loans.

     The Bank's Commercial Real Estate loans provide primarily for fixed interest rates during an initial period ranging from one to five years. At the end of the initial period, the interest rate adjusts to a specified margin over the prevailing U.S. Treasury rate for the ensuing period. The Bank's Commercial Real Estate loan portfolio has been priced to provide an average spread of at least 300 basis points over comparable Treasury securities at the time of origination. At June 30, 1999, the Bank's Commercial Real Estate Loan portfolio aggregated $98.0 million, an increase of $39.3 million as compared to the prior year.

Small Business Administration Lending

     The Bank is an approved SBA lender. Under this program, the SBA guarantees up to 75% (80% for loans under $100,000) of the outstanding loan balance of an approved SBA loan. Because the loans are generally collateralized by real estate or other assets, the ultimate risk of loss is reduced substantially, as any collateral recoveries are realized by the lending institution on a pro-rata basis in accordance with the non-guaranteed percentage of the loan balance. Interest rates on the Bank's SBA loans generally float based on the prime rate, with typical average margins of 175 to 275 basis points above prime. Thus, the Bank is able to earn above average interest rates on the full balance of the loans, while generally limiting its exposure to a maximum of 20% to 25% of the outstanding balance, which exposure is further reduced by its share of recoveries.

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

Short-Term Consumer Lending

     In April 1999, the Bank began making short-term consumer loans pursuant to a Marketing and Servicing Agreement with NCAS of Pennsylvania, LLC ("NCAS"), an affiliate of McKenzie Management Company, LLC, an entity that has substantial experience with similar products. In connection with these loans, the Bank advances up to $300, with the loan due date coinciding with the borrower's next payday (or date of receipt of other recurring payment), and charges the borrower an up-front finance charge equal to approximately 16%-17% of the amount advanced. The borrower signs a promissory note, arbitration agreement and a check payable to the Bank equal to the repayment amount. The loans are marketed through 38 NCAS locations in Pennsylvania, none of which currently market any products other than the Bank's loans.

     As of June 30, 1999, the Company had $4.8 million outstanding under this loan program. In connection with ongoing consumer group concerns over this type of product, the OTS and other federal banking agencies are conducting a policy analysis of lending programs of this type and the appropriateness of banks and savings institutions offering such products. The Company had approximately $80,000 of net revenues from this program in fiscal year 1999.

Nonconforming Credit (B/C) Residential Mortgage Lending

     The Bank originates and acquires Nonconforming Mortgages for subsequent resale on behalf of Crusader Mortgage Corporation ("CMC"), a 100% owned subsidiary formed in July 1996. CMC was originally formed as a 51% owned subsidiary, and the Bank's ownership percentage was increased to 100% during fiscal year 1998. Nonconforming Mortgages or Loans are those that generally do not conform to agency underwriting guidelines, whether due to poor credit histories, the absence of a credit history, excessive debt-to-income ratios, inability to verify the borrower's income, refinance cash-out exceptions or a variety of other agency guideline exceptions. In exchange for the additional lender risk associated with these loans, nonconforming borrowers generally are required to pay a higher interest rate, and depending upon the severity of the credit history, a lower LTV may be required than for a conforming borrower.

     The Bank generally originates and acquires Nonconforming Mortgages with the intention of holding the loans and in turn selling them in larger pools to institutional investors. In connection with such sales, the Bank earns a cash premium on the unpaid principal balance of the loans. The Bank does not securitize its Nonconforming Mortgages and thus does not have any exposure in its financial statements to "gain on sale" securitization accounting. Currently, Nonconforming Loans and their related servicing rights are sold on a non-recourse basis pursuant to agreements containing customary representations and warranties by the Bank regarding the underwriting criteria and the origination process. However, absent a breach of its representations and warranties or, if applicable, a first payment default, the Bank has no exposure with respect to losses incurred by the purchaser with respect to a default by the borrower. To date, the Bank has not repurchased any Nonconforming Loans previously sold, although there is no assurance that it will not be required to do so in the future.

     Historically, the Company has chosen to utilize whole loan sales and avoid securitizations with respect to its Nonconforming loans because it realizes cash revenues on the sale of its loans and avoids the accounting issues and economic risks associated with securitizations. In addition, because the Company sells its loans with their related servicing rights, it does not retain any risk with respect to the ongoing valuation of servicing rights.

     In addition to the revenues derived from the sale of Nonconforming loans, the Bank also earns net interest income on the loans until their subsequent sale. As of June 30, 1999, the weighted average interest rate on the Bank's Nonconforming Loan portfolio available for sale was 11.54%. This resulted in an annualized spread in excess of 600 basis points on the Nonconforming Loan portfolio pending sale.

Secured Property Tax Liens/Certificates

     The Company conducts its secured property tax lien business through Crusader Servicing Corporation ("CSC"), a 60% owned subsidiary of the Bank that commenced operations in August 1996. CSC acquires, at auction or through assignment, delinquent property tax certificates in certain jurisdictions that sell such certificates. The procedures for the sale and purchase of property tax certificates are defined by local law, but generally, in exchange for paying the outstanding property taxes and penalties, the purchaser assumes a lien position on the property that is superior to any mortgage lien. After a specified holding period, the purchaser has the right to commence strict foreclosure proceedings, under which the purchaser will receive title to the property free and clear of any liens, regardless of the relationship between the property value and the property tax lien. Prior to such strict foreclosure, the property owner and/or junior lien holders have the right to redeem the certificate by paying the amount expended by the tax certificate holder, plus interest and/or penalties as defined by local statute. Since the outstanding property taxes are generally a small percentage of the property value, there is an incentive for a junior lien holder or property owner to redeem the certificate prior to strict foreclosure, as they will not otherwise share in the excess of the property value over the property tax lien amount.

     CSC is currently focusing its efforts in New Jersey and Connecticut, although it is exploring other states. While the effective rate of return (increase in redemption value) of each individual tax lien will vary, CSC has on average been able to earn approximately a 14% yield with effective LTVs significantly below the Bank's prevailing lending standards. In New Jersey, by virtue of acquiring a tax lien, CSC also obtains the right to pay any future unpaid delinquent property taxes, and, once paid, is statutorily entitled to interest of up to 18% annually on such future delinquent taxes.

     Prior to bidding at any auctions, CSC conducts due diligence on available properties in accordance with internal guidelines, such as the review of property types, appraised values and lien searches and, depending upon size, will physically inspect the property. As of June 30, 1999, CSC had a portofolio of $14.2 million in aggregate value of delinquent property tax certificates.

Funding of Assets

     The Bank has funded its assets through the generation of deposits at its two branches, and through borrowings from the Federal Home Loan Bank ("FHLB") and collateralized borrowings against its securities portfolio. Management closely monitors rates and terms of competing sources of funds and attempts to utilize the sources that are the most cost effective.

     The Bank offers a full array of deposit products through its two branches including checking accounts, certificates of deposit ("CDs"), money market funds and statement savings accounts. The Bank also offers ancillary products such as merchant credit card services, and has two full service Automated Teller Machines.

     Approximately 84% of the Bank's average deposits for the year were CDs, primarily marketed through its branches and through financial planners and brokers. While the Bank has attracted deposits by paying interest rates slightly higher than generally offered in the retail market, this has allowed the Company to focus on the implementation of its business strategy, including the development of its lending business lines and product niches, and to control its core non-interest expenses. For details of the Bank's deposits by product type and maturity dates, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Deposits."


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

     As a savings and loan holding company, the Company is registered with the OTS and is also subject to OTS regulation and supervision under the HOLA.

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

     Regulatory Capital. The OTS has adopted capital adequacy regulations that require savings institutions such as the Bank to meet three minimum capital standards: a "core" capital requirement of 3% of adjusted total assets, a "tangible" capital requirement of 1.5% of adjusted total assets, and a "risk-based" capital requirement of 8% of total risk-based capital to total risk-weighted assets. In addition, the OTS has adopted regulations imposing certain restrictions on savings institutions that have a total risk-based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total assets of less than 4% (or 3% if the institution is rated Composite 1 under the CAMEL examination rating system). See "-- Prompt Corrective Regulatory Action."

     The core capital, or "leverage ratio," requirement mandates that a savings institution maintain core capital equal to at least 3% of its adjusted total assets. "Core capital" includes common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries and certain nonwithdrawable accounts and pledged deposits. Core capital is generally reduced by the amount of the savings institution's intangible assets, with limited exceptions for permissible mortgage servicing rights ("MSRs"), purchased credit card relationships and certain intangible assets arising from prior regulatory accounting practices. Core capital is further reduced by the amount of a savings institution's investments in and loans to subsidiaries engaged in activities not permissible for national banks. At June 30, 1999, the Bank had no such investments.

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


     Prompt Corrective Regulatory Action. Under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), the federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet certain minimum capital requirements, including a leverage limit and a risk-based capital requirement. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to become undercapitalized. As required by FDICIA, banking regulators, including the OTS, have issued regulations that classify insured depository institutions by capital levels and provide that the applicable agency will take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital standards.


     Under the joint prompt corrective action regulations, a "well-capitalized" institution is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a ratio of Tier 1 capital to total assets ("leverage ratio") of 5%. An "adequately capitalized" institution is one that does not qualify as "well capitalized" but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the institution has the highest composite examination rating. An institution not meeting these criteria is treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which its capital levels are below these standards. An institution that falls within any of the three "undercapitalized" categories will be subject to certain severe regulatory sanctions required by FDICIA and the implementing regulations. As of June 30, 1999, the Bank was "well-capitalized" as defined by the regulations, with a total risk-based capital ratio of 14.92%, a Tier 1 risk-based capital ratio of 8.87% and a leverage ratio of 8.87%.


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

     A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. An initial failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its Federal Home Loan Bank. If a savings institution does not requalify under the QTL test within the three-year period after it fails the QTL test, it would be required to terminate any activity (and dispose of any investment) not permissible for a national bank and repay as promptly as possible any outstanding advances from its Federal Home Loan Bank. In addition, the holding company of such an institution, such as the Company, would be required to register as a bank holding company with the Federal Reserve Board. At June 30, 1999, the Bank qualified as a QTL.

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

     In addition, on July 10, 1995, the OTS and the federal bank regulatory agencies proposed guidelines for asset quality and earnings standards. Under the proposed standards, a savings institution would be required to maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards, in the form proposed by banking agencies, if adopted, would not have a material effect on the operations of the Bank.

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

     Community Reinvestment. Under the Community Reinvestment Act (the "CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial associations nor does it limit an institution's discretion to develop the types of products and services that it believes are best- suited to its particular community. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in evaluating certain applications by such institution. The CRA also requires all associations to publicly disclose their CRA rating. In its most recent examination, the Bank received a CRA rating of "satisfactory", which is the most favorable rating available.

     Federal Home Loan Bank System. The FHLB System consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. At June 30, 1999, the Bank was in compliance with this requirement. Long-term FHLB advances may only be made for the purpose of providing funds for residential housing finance. At June 30, 1999, the Bank had $80.3 million of total advances outstanding from the FHLB.

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


Employees

     At September 15, 1999, the Company employed 90 persons. The Company is not subject to any collective bargaining agreements and believes that its relationship with its employees is good.


Item 2. Properties

     The Company's headquarters are located at 1230 Walnut Street in Philadelphia, Pennsylvania. The Bank operates from two branch offices, one of which is located at the Company's headquarters and the other is located at 6526 Castor Avenue in Philadelphia. The Bank leases its Walnut Street and Castor Avenue locations under lease agreements with terms expiring in 2014 and 2002, respectively, assuming the Bank exercises all of its options to renew such leases. The Walnut Street location is leased from Walnut Square Partners, a partnership controlled by Ronald L. Caplan, a director of the Company and the Bank. In addition, CMC leases space at a building owned by 1334 Walnut Street Partners, a partnership controlled by Mr. Caplan and Quest Holding Corporation ("QUEST"), a wholly-owned subsidiary of the Bank.


Item 3. Legal Proceedings

     There are various claims and lawsuits in which the Company or the Bank are periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. In the opinion of management, there are no material pending claims or lawsuits other than as set forth herein.

     During October 1998, one of the Bank's deposit customers ("Bank Depositor") had approximately $1.3 million of dishonored money orders which resulted in its account being deficient by a similar amount. The Bank has initiated a lawsuit in the Court of Common Pleas of Philadelphia County against the money order company which placed the stop payments on the money orders issued, and the Bank Depositor; alleging, among other things, that the money orders were improperly stopped and the Bank was a holder in due course and is therefore entitled to reimbursement. The Bank is seeking reimbursement in the lawsuit. The Bank has also initiated an involuntary bankruptcy proceeding against the Bank Depositor in the United States Bankruptcy Court for the Eastern District of Pennsylvania. The Bank is seeking to have a trustee preserve the assets of the Bank Depositor in order that the Bank may receive partial reimbursement. An order for relief under Chapter 7 of the Bankruptcy Code was granted on March 8, 1999. In December 1998, the Company recorded a pre-tax provision of $950,000 to provide for its potential exposure with respect to the money orders. The Company believes its litigation has strong merit; however, the provision was recorded because of the length of time likely to transpire before the litigation is finalized and the potential uncertainty associated therewith.


Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                    Part II.


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company consummated an initial public offering of its Common Stock, par value $0.01 per share, in February 1998 with underwriters exercising a 15% over-allotment option in March 1998 (the "IPO"). The Company's Common Stock is traded on the Nasdaq Stock Market under the symbol "CRSB". As of August 31, 1999, there were approximately 900 beneficial owners of the Company's Common Stock. The following table sets forth, on a quarterly basis, the high and low closing bid prices for the Company's Common Stock since consummation of the IPO. Historically, the Company has not paid cash dividends on the Common Stock. The Company's Board of Directors does not currently intend to pay cash dividends, and intends to retain all earnings to fund the growth of the Company and the Bank. The Company paid a 5% stock dividend in August 1998, and declared an additional 5% stock dividend payable on October 14, 1999 to shareholders of record on October 6, 1999.


           Quarter Ended              High          Low
           --------------------     ---------     ---------
           March 31, 1998           $ 14.40       $ 14.17
           June 30, 1998            $ 16.90       $ 14.52
           September 30, 1998       $ 17.25       $ 11.88
           December 31, 1998        $ 12.50       $ 10.00
           March 31, 1999           $ 11.00       $  9.88
           June 30, 1999            $ 12.00       $  9.19

Item 6. Selected Consolidated Financial Data


     The following selected consolidated financial data with respect to the Company's income statements for the fiscal years ended June 30, 1997, 1998 and 1999 and with respect to the Company's balance sheets at June 30, 1998 and 1999 are derived from the audited Consolidated Financial Statements of the Company which are included elsewhere in this report and are qualified by reference to such Consolidated Financial Statements and the related Notes thereto. Selected Results of Operations data for the fiscal years ended June 30, 1995 and 1996 and Selected Balance Sheet data at June 30, 1995, 1996 and 1997 are derived from Consolidated Financial Statements of the Company not included herein. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with the Consolidated Financial Statements, the related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.



                                                                    At or for the Year Ended June 30,
                                                  ----------------------------------------------------------------------
                                                      1999           1998           1997           1996          1995
                                                  ------------   ------------   ------------   ------------   ----------
                                                           (In thousands, except per share amounts and ratios)
Selected Results of Operations:
 Interest income ..............................     $ 21,548       $ 14,521       $  7,919       $  4,973      $ 3,773
 Interest expense .............................       11,589          8,485          5,130          3,559        2,681
 Net interest income ..........................        9,959          6,036          2,789          1,414        1,092
 Provision for loan losses ....................          713            385             58             42           30
 Total non-interest income ....................        4,704          5,013          1,585            417          199
   CMC non-interest income ....................        2,891          4,199          1,074              0            0
 Total non-interest expenses ..................        6,147          4,747          2,862          1,616        1,346
   Core non-interest expenses .................        3,008          2,067          1,680          1,616        1,346
   CMC expenses ...............................        2,105          2,628            886              0            0
   CMC goodwill amortization ..................           84             52              0              0            0
   Loss on fraudulent money orders(1) .........          950              0              0              0            0
   SAIF special assessment(2) .................            0              0            296              0            0
 Minority interest in earnings ................          180             72             12              0            0
 Income tax expense (benefit)(3) ..............        2,657          2,109            480             61          (20)
 Net income (loss) ............................        4,966          3,736            962            112          (65)
 Net income (loss), excluding one-time
   charges(1)(2) ..............................        5,574          3,736          1,154            112          (65)
Per Share Data:(3)
 Net income (loss) per share ..................         1.24           1.21           0.42           0.06        (0.04)
 Net income (loss) per share, excluding
   one-time charges(1)(2) .....................         1.39           1.21           0.50           0.06        (0.04)
 Weighted average shares outstanding ..........        4,016          3,095          2,297          1,764        1,544
Selected Balance Sheet Data:
 Total assets .................................     $307,280       $202,034       $117,093       $ 81,307      $63,550
 Investment and mortgage-backed
   securities .................................       31,213         17,551         22,343         22,097       16,651
 Loans held for sale ..........................       74,708         48,389          6,244          1,659        1,550
 Loans receivable, net ........................      187,696        120,984         85,992         53,604       43,616
 Deposits .....................................      189,106        118,831         95,906         59,624       47,530
 Borrowings ...................................       88,580         57,430         14,730         16,651       12,097
 Shareholders' notes ..........................            0              0          2,990          2,918        1,970
 Shareholders' equity(4) ......................       27,336         23,223          2,895          1,512        1,197


                                                                    At or for the Year Ended June 30,
                                                    -----------------------------------------------------------------
                                                       1999         1998         1997         1996           1995
                                                    ----------   ----------   ----------   ----------   -------------
                                                           (In thousands, except per share amounts and ratios)
Performance Ratios:
 Return on average assets, excluding
   one-time charges(1)(2) .......................    2.23%        2.24%        1.17%        0.17%       (0.12)%
 Return on average assets .......................    1.98%        2.24%        0.97%        0.17%       (0.12)%
 Return on average invested capital,
   excluding one-time charges(1)(2)(4) ..........   22.49%       30.17%       19.61%        2.53%       (2.05)%
 Return on average invested capital(4) ..........   20.03%       30.17%       16.35%        2.53%       (2.05)%
 Net yield on interest-earning assets ...........    4.08%        3.70%        2.89%        2.23%        2.08%
 Non-interest expenses, excluding CMC
   expenses and one-time charges, to
   average assets(2) ............................    1.20%        1.24%        1.70%        2.47%        2.48%
Asset Quality Ratios:
 Non-accrual assets to total assets .............    0.76%        0.67%        0.64%        0.83%        0.71%
 Allowance for loan losses to total
   non-accrual assets ...........................   65.42%       63.39%       63.36%       63.80%       85.65%
 Allowance for loan losses to net loans .........     .81%        0.71%        0.55%        0.80%        0.86%
Capital Ratios:
 Company equity to assets .......................    8.90%       11.49%        2.45%        1.86%        1.88%
 Bank core capital ratio ........................    8.87%       11.00%        5.12%        5.79%        5.05%
 Bank risk-based capital ratio ..................   14.92%       21.09%       10.81%       12.72%       11.65%

------------
(1) In December 1998, the Company recorded a one-time charge for allegedly fraudulent money orders deposited by a Bank customer. Net of related tax effects, this reduced net income by $608,000 for the year ended June 30, 1999.
(2) In September 1996, the Company incurred a one-time SAIF assessment of $296,000 to recapitalize the fund. Net of related tax effects, this assessment reduced net income by $192,000 for the year ended June 30, 1997.
(3) Per share amounts have been adjusted to retroactively reflect prior stock dividends, including the 5% stock dividend payable on October 14, 1999 to shareholders of record on October 6, 1999, and the 5% stock dividend paid on August 28, 1998. The Company adopted the provisions of SFAS No. 128, Earnings Per Share, which eliminates primary and fully diluted earnings per share in conjunction with the disclosure of the methodology used in computing earnings per share. Basic earnings per share exclude dilution and are computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Prior periods' earnings per share calculations have been restated to reflect the adoption of SFAS No.
    128. There is no difference between basic and diluted earnings per share.
(4) The Company completed an initial public offering on February 13, 1998 resulting in the issuance of 1,150,000 shares of common stock totaling approximately $15.4 million, net of offering expenses.
(5) Invested capital is the sum of shareholders' notes and shareholders' equity.

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


General


     The Company is a holding company operating a federally chartered savings bank. The Bank conducts community banking activities by accepting deposits from the public and investing the proceeds in loans and investment securities. The Bank's lending products include single family conforming credit residential mortgages ("Conforming Residential Mortgages"), consumer and home equity loans, multi-family residential and non-residential real estate (collectively, "Commercial Real Estate") loans, SBA loans, Nonconforming Mortgages and secured property tax liens. In order to manage its liquidity and interest rate risk, the Bank maintains an investment portfolio consisting of bonds and mortgage-backed securities, most of which currently are U.S. Treasury or U.S. Government Agency quality. The Bank's loan and investment portfolios are funded with deposits as well as borrowings from the FHLB or collateralized borrowings secured by the Bank's investment securities. The Bank's earnings are largely dependent upon its net interest income (the difference between what it earns on its loans and investments and what it pays on its deposits and borrowings). In addition to net interest income, the Bank's net income is impacted by its loan loss provision, non-interest income (such as revenues realized by CMC in its Nonconforming Mortgage operation, mortgage banking revenue from the sale of conforming residential mortgage loans, and loan, deposit and ATM fees) and non-interest expenses (such as salaries and benefits, professional fees, occupancy costs, deposit insurance premiums and expenses related to CMC Nonconforming Mortgage operations).


Overview


     Through 1995, the Bank primarily engaged in the origination and sale of conforming residential mortgage loans (FNMA fixed rate mortgage loans) and the origination of adjustable rate single family mortgages for its portfolio. The Bank has established and seeks to continue to develop a loan referral network consisting of mortgage banking companies affiliated with local realty companies and local realtors with no mortgage company affiliation, as well as smaller mortgage bankers and brokers. In this business, the Bank attempts to distinguish itself from its competition by providing efficient service and offering specialized adjustable rate loan products. Since opening its Center City, Philadelphia branch in 1994, the Bank has been developing a referral base for Commercial Real Estate loans consisting of local realtors and real estate investors and advisors, as well as repeat and referral business from existing borrowers. In order to better monitor its loan portfolio, the Bank concentrates its Commercial Real Estate lending in the Philadelphia metropolitan area, consisting of Bucks, Chester, Delaware, Montgomery and Philadelphia counties, as well as Central and Southern New Jersey and Northern Delaware. In order to better compete in this business, the Bank attempts to provide its applicants with quick responses by having a Board Loan Committee which meets on an as needed basis to evaluate loan applications.


     In the fiscal periods through June 30, 1996, the Company experienced minimal returns on assets and equity since, in anticipation of future growth, it maintained a high cost infrastructure relative to its then current asset size. Non-interest expenses as a percentage of assets for fiscal years 1995 and 1996 were 2.48% and 2.47% respectively. In addition, during this period, the Company grew its assets primarily by adding promotional rate adjustable mortgages that were not profitable during the initial year of origination.

     In the latter part of 1995, management began to refocus the Company and developed a plan designed to grow its assets and profitability. The Company's strategy is to identify and develop business lines and product niches where it can utilize its Federal thrift charter, its access to low cost funds and its core competencies in risk management to achieve superior risk-adjusted rates of return. The Company's business lines and product niches include residential and Commercial Real Estate lending, SBA lending, various mortgage banking activities, short-term consumer lending, the origination for resale of Nonconforming credit residential mortgages and the acquisition of secured property tax liens.

     From June 1995 through June 1999, the Company increased its asset base from $63.6 million to $307.3 million, resulting in increased net interest income. In addition, the Bank's new business lines have produced higher levels of non-interest income. Despite the growth in its assets, the Company has emphasized controlling its operating expenses. In this regard, the Company has reduced its ratio of core non-interest expenses (operating expenses exclusive of CMC expenses and one-time charges) as a percentage of average assets from 2.47% for fiscal year 1996 to 1.70% for fiscal year 1997, 1.24% for fiscal year 1998 and 1.20% for fiscal year 1999.

     The increase in net interest income resulting from the growth in the Company's asset base, the containment of core non-interest expenses and the increases in non-interest income all have contributed to the Company's higher levels of profitability in recent periods.


Results of Operations

     Year ended June 30, 1999 versus year ended June 30, 1998. Net income for the year ended June 30, 1999 increased to $5.6 million before a one-time charge ( $5.0 million after the charge), as compared to $3.7 million for the prior year. Net interest income increased by $3.9 million due primarily to growth in average earning assets. Non-interest income decreased by $309,000 due primarily to a $1.3 million reduction in CMC non-interest income which was partially offset by a $1.0 million growth in conforming mortgage banking income and deposit and loan fees. The reduction in CMC non-interest income is consistent with the Company's strategy to de-emphasize the purchase and resale of loan pools in the current year, while the increase in other non-interest income reflects the implementation of the Company's initiatives to expand its mortgage banking operations and other fee income. Non-interest expenses (excluding the one-time charge) increased by $450,000, due primarily to an $941,000 increase in core non-interest expenses as the Company expanded its staff to accommodate for the growth in assets, partially offset by a $523,000 reduction in CMC non-interest expenses. In December 1998, the Company recorded a one-time charge of $950,000 ($608,000 after tax) for a series of allegedly fraudulent money orders deposited by a Bank customer. Income tax expense increased by $548,000 as a result of the increased profitability of the Bank.

     Year ended June 30,1998 versus year ended June 30, 1997. Net income increased to $3.7 million for the year ended June 30, 1998 as compared to $962,000 for the prior year. Net interest income increased by $3.2 million due primarily to a growth in average earning assets. Non-interest income increased by $3.4 million due primarily to an increase in the Nonconforming Mortgage banking income of CMC, which commenced operations in July 1996. Non-interest expenses increased by $1.9 million. Excluding an increase of $1.8 million in CMC operating expenses and goodwill amortization and the $296,000 one-time SAIF assessment incurred during the prior year period, non-interest expenses increased by $387,000, which was primarily due to the Bank's expansion of staff and related overhead to accommodate for the growth in assets. Subsequent to the recapitalization of SAIF, the ongoing insurance costs were reduced from 0.23% to 0.065% as the Bank is currently charged the rate attributed to institutions with the lowest risk rating. Income taxes were $1.6 million higher due to the increased profitability.


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



                                                                   Year Ended June 30,
                                        --------------------------------------------------------------------------
                                                        1999                                  1998
                                        ------------------------------------  ------------------------------------
                                                                  (Dollars in thousands)
                                                                    Average                               Average
                                           Average                   Yield/      Average                   Yield/
                                           Balance      Interest      Rate       Balance      Interest      Rate
                                        -------------  ----------  ---------  -------------  ----------  ---------
Average assets:
Loans receivable(1) ..................    $ 221,838     $19,987       9.01%     $ 141,298     $13,109       9.28%
Investment and mortgage-backed
 securities(2) .......................       22,090       1,561       7.07         21,837       1,412       6.47
                                          ---------     -------       ----      ---------     -------       ----
Total interest-earning assets ........      243,928      21,548       8.83        163,135      14,521       8.90%
                                                        -------       ----                    -------       ----
Non-interest-earning assets ..........        6,654                                 3,651
                                          ---------                             ---------
  Total assets .......................    $ 250,582                             $ 166,786
                                          =========                             =========
Average liabilities and
 shareholders' equity:
Non-interest-bearing deposit
 accounts ............................    $   3,806     $    --         --%     $   2,663     $    --         --%
Interest-bearing deposit
 accounts ............................      153,284       8,171       5.33%       123,038       6,913       5.62
Borrowings ...........................       64,585       3,418       5.29%        26,060       1,465       5.62
Shareholders' notes ..................            0          --         --          2,209         107       4.84
                                          ---------     -------       ----      ---------     -------       ----
Total deposits and
 interest-bearing liabilities ........      221,675      11,589       5.23%       153,970       8,485       5.51%
                                                        -------       ----                    -------       ----
Other non-interest-bearing
 liabilities .........................        3,556                                 2,642
                                          ---------                             ---------
Total liabilities ....................      225,231                               156,612
Shareholders' equity(3) ..............       25,351                                10,174
                                          ---------                             ---------
Total liabilities and
 shareholders' equity ................    $ 250,582                             $ 166,786
                                          =========                             =========
Net interest income ..................                  $ 9,959                               $ 6,036
                                                        =======                               =======
Interest rate spread .................                                3.60%                                 3.39%
                                                                      ====                                  ====
Net yield on interest-earning
 assets (net interest margin)(4)......                                4.08%                                 3.70%
                                                                      ====                                  ====
Ratio of interest-earning assets
 to interest bearing liabilities .....       111.96%                               106.51%
                                          =========                             =========

[RESTUBBED]

                                                Year Ended June 30,
                                        ------------------------------------
                                                        1997
                                        ------------------------------------
                                               (Dollars in thousands)
                                                                    Average
                                           Average                  Yield/
                                           Balance     Interest      Rate
                                        ------------  ----------  ----------
Average assets:
Loans receivable(1) ..................   $  74,306      $6,413        8.63%
Investment and mortgage-backed
 securities(2) .......................      22,183       1,506        6.79
                                         ---------      ------        ----
Total interest-earning assets ........      96,489       7,919        8.21%
                                                        ------        ----
Non-interest-earning assets ..........       2,254
                                         ---------
  Total assets .......................   $  98,743
                                         =========
Average liabilities and
 shareholders' equity:
Non-interest-bearing deposit
 accounts ............................   $   1,794      $   --          --%
Interest-bearing deposit
 accounts ............................      74,403       3,978        5.35
Borrowings ...........................      17,267         995        5.76
Shareholders' notes ..................       2,954         157        5.31
                                         ---------      ------        ----
Total deposits and
 interest-bearing liabilities ........      96,418       5,130        5.32%
                                                        ------        ----
Other non-interest-bearing
 liabilities .........................         141
                                         ---------
Total liabilities ....................      96,559
Shareholders' equity(3) ..............       2,184
                                         ---------
Total liabilities and
 shareholders' equity ................   $  98,743
                                         =========
Net interest income ..................                  $2,789
                                                        ======
Interest rate spread .................                                2.89%
                                                                      ====
Net yield on interest-earning
 assets (net interest margin)(4)......                                2.89%
                                                                      ====
Ratio of interest-earning assets
 to interest bearing liabilities .....      101.97%
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



                                                                      Years Ended June 30,
                                    ----------------------------------------------------------------------------------------
                                                  1999 versus 1998                             1998 versus 1997
                                    ---------------------------------------------  -----------------------------------------
                                                 Increase (Decrease)                          Increase (Decrease)
                                                       Due to                                       Due to
                                    ---------------------------------------------  -----------------------------------------
                                                                     (Dollars in thousands)
                                                               Rate/                                       Rate/
                                      Volume       Rate       Volume      Total      Volume      Rate     Volume     Total
                                     -------       -----      ------     ------     -------     -----    ------     ------
Interest income:
Loans receivable .................   $ 7,472      ($ 378)    ($  216)    $6,878     $ 5,781     $ 483    $  432     $6,696
Investment and
 mortgage-backed
 securities ......................        16         131           2        149         (23)      (71)      (--)       (94)
                                     -------       -----      ------     ------     -------     -----    ------     ------
Total interest-earning assets.....     7,488        (247)       (214)     7,027       5,758       412       432      6,602
                                     -------       -----      ------     ------     -------     -----    ------     ------
Interest expense:
Deposit accounts .................     1,699        (354)        (87)     1,258       2,602       240        93      2,935
Borrowings .......................     2,166         (86)       (127)     1,953         506       (24)      (12)       470
Shareholders' notes ..............      (107)          0           0       (107)        (40)      (14)        4        (50)
                                     -------       -----      ------     ------     -------     -----    ------     ------
Total interest-bearing
 liabilities .....................     3,758        (440)       (214)     3,104       3,068       202        85      3,355
                                     -------       -----      ------     ------     -------     -----    ------     ------
Increase in net interest
 income ..........................   $ 3,730       $ 193      $    0     $3,923     $ 2,690     $ 210    $  347     $3,247
                                     =======       =====      ======     ======     =======     =====    ======     ======

     Year ended June 30, 1999 versus year ended June 30,1998. Net interest income increased by $3.9 million or 64.99% for the year ended June 30, 1999 as compared to the prior year. Interest income increased by $7.0 million due primarily to a rise in average outstanding loan balances of $80.5 million, which was offset partially by a reduction of 0.07% in the yield earned on interest-earning assets. The loan growth occurred largely in Commercial Real Estate lending and in Conforming Residential Mortgages available for sale. Interest expense increased by $3.1 million due primarily to an increase in average interest-bearing deposit and borrowings balances of $66.6 million. Deposits and borrowings were the primary funding source of the loan growth. The Company's aggregate cost of funds decreased to 5.23% as compared to 5.51% for the comparable prior year period. The Company's net yield on interest-earning assets increased to 4.08% as compared to 3.70% for the prior year period. This 0.38% increase was due principally to the Bank's lower cost of funds and an increase in the Company's average shareholders' equity balances resulting from the IPO as well as from the growth in retained earnings.

     Year ended June 30, 1998 versus year ended June 30,1997. Net interest income increased by $3.2 million or 116.42% for the year ended June 30, 1998 as compared to the prior year. Interest income increased by $6.6 million due primarily to a rise in average outstanding loan balances of $67.0 million and, to a lesser extent, a 0.65% higher average yield earned on loans. The loan growth occurred largely in Commercial Real Estate lending and in Nonconforming Mortgages available for sale. Both of these loan types carry higher yields than Conforming Residential Mortgages which comprised a more significant portion of the loan balance during the prior year period. Interest expense increased by $3.4 million due primarily to an increase in average interest-bearing deposit balances of $48.6 million. Deposits were the primary funding source of the loan growth. The Company's aggregate cost of funds increased to 5.51% as compared to 5.32% for the comparable prior year period. The Company's net yield on interest-earning assets increased to 3.70% as compared to 2.89% for the prior year period. This 0.81% increase was due principally to the Bank's higher yield from loans and an increase in the Company's average shareholders' equity balances resulting from the IPO as well as from the growth in retained earnings.

Provision for Loan Losses


     For the year ended June 30, 1999, the provision for loan losses was $713,000, an 85.19% increase compared to the prior year. The Company's provision for loan losses was $385,000 for the year ended June 30, 1998 compared to $58,000 for the prior year. The provision was increased due to the growth in the loan portfolio. On a quarterly basis, the Company's Board of Directors and management perform a detailed analysis of the adequacy of the allowance for loan losses. This analysis includes an evaluation of credit risk concentration, delinquency trends, past loss experience, current economic conditions, composition of the loan portfolio, classified loans and other relevant factors. The loan growth experienced by the Company has not resulted in significant percentage increases in delinquencies or an increase in the chargeoffs incurred by the Company. Net chargeoffs by the Company for the fiscal years ended June 30, 1999, 1998 and 1997 were $47,000, $0 and $16,000, respectively.


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


     For the year ended June 30, 1999, non-interest income decreased by $309,000 or 6.16% as compared to the prior year. This resulted primarily from a $1.3 million reduction in CMC non-interest income which was partially offset by a $1.0 million growth in conforming mortgage banking income and deposit and loan fees. The reduction in CMC non-interest income is consistent with the Company's strategy to de-emphasize the purchase and resale of loan pools in the current year, while the increase in other non-interest income reflects the implementation of the Company's initiatives to expand its mortgage banking operations and other fee income.


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


Non-Interest Expenses


     Non-interest expenses for the year ended June 30, 1999 increased by $1.4 million as compared to the prior year. Excluding the $950,000 one-time charge incurred in the current year period and the $491,000 decrease in CMC operating expenses and goodwill amortization, non-interest expenses increased by $941,000 or 45.52%. The increase is primarily due to the hiring of additional personnel and related overhead in connection with the Company's growth in assets.


     Non-interest expenses for the year ended June 30, 1998 increased by $1.9 million or 65.86% as compared to the prior year. Excluding the $296,000 SAIF assessment incurred in the prior year period and the $1.8 million increase in CMC operating expenses and goodwill amortization, non-interest expenses increased by $387,000 or 23.04%. The increase is primarily due to the hiring of additional personnel and related overhead in connection with the Company's growth in assets.

Income Tax Expense

     Income tax expense was $2.7 million for the year ended June 30, 1999, as compared to $2.1 million and $480,000 for the years ended June 30, 1998 and June 30, 1997, respectively. The increases in income tax expense primarily relate to the changes in income before taxes.


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

     The Bank's primary uses of funds are the origination and acquisition of loans, the funding of maturing deposits and the repayment of borrowings. The Bank has experienced strong loan demand. Based upon management's current business strategy, the Company believes that its income from its operations and its existing funding sources will be adequate to meet its operating and growth requirements for the foreseeable future. However, there can be no assurance that such strategy will not change or that the implementation of the strategy will not require additional capital or funding sources.

     Net cash used in operating activities for the years ended June 30, 1999, 1998 and 1997 was $23.4 million, $37.1 million and $2.2 million, respectively. During each year, the amounts related principally to growth in loans available for sale.

     Net cash used in investing activities approximated $82.3 million, $31.0 million and $33.3 million during the years ended June 30, 1999, 1998 and 1997, respectively. During each year, the primary use of such funds was the funding of the growth in the Bank's loan portfolio and, to a lesser extent, the purchase of investments and mortgage-backed securities.

     The Bank monitors its capital level relative to its business operations and anticipated growth and has continually maintained it at a level which would allow it to be classified as "well-capitalized" under the FDICIA. Well-capitalized institutions are assessed lower deposit insurance premiums. The Company's ongoing capital to support its asset growth has come from internally generated earnings as well as from additional capital contributions by its shareholders and the proceeds from the IPO. While a private company, the Company operated at lower capital levels because the Company's shareholders had chosen to contribute capital only when necessary to fund the Company's growth.

     The following table sets forth the Bank's regulatory capital levels at June 30, 1999. The Company is not subject to regulatory capital requirements.



                                                                                  To Be Well Capitalized
                                                              Required for             Under Prompt
                                                            Capital Adequacy         Corrective Action
                                       Actual                   Purposes                Provisions
                               -----------------------   ----------------------   -----------------------
                                                         (Dollars in thousands)
                                 Amount        Ratio       Amount       Ratio       Amount        Ratio
                               ----------   ----------   ---------   ----------   ----------   ----------
Tangible capital ...........    $27,207      8.87%        $ 4,598    1.50%         $15,328      5.00%
Core capital ...............     27,207      8.87%         12,263    4.00%          18,394      6.00%
Risk-based capital .........     28,730     14.92%         15,402    8.00%          19,252     10.00%

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

     The nature of the Bank's operations is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Company nor the Bank owns any trading assets. At June 30, 1999, the Bank did not have any hedging transactions in place such as interest rate swaps, caps or floors.

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

     At June 30,1999, the Bank had negative one year and three year GAP positions of 7.50% and 9.09%, respectively.

     The following table summarizes the maturity and repricing of the Bank's interest-earning assets and interest-bearing liabilities at June 30, 1999. Adjustable rate loans are categorized by their repricing date while fixed rate loans are categorized by the scheduled maturity as adjusted for historical prepayment rates. Investment and mortgage-backed securities are categorized by their scheduled maturities as adjusted for historical prepayment rates. Except as noted in the footnotes, liabilities are categorized at the earlier of their contractual maturity date or interest repricing date.



                                                               Within        Four to        One to        Two to
                                                               Three          Twelve         Two          Three
                                                               Months         Months        Years         Years
                                                           -------------  -------------  -----------  -------------
                                                                            (Dollars in thousands)
Rate-sensitive assets:
Loans receivable(1)...................................($)      69,076         82,087        43,424        11,856
 ...................................................(Rate)       11.36%          7.88%         8.45%         8.36%
Investment securities(2)..............................($)      10,615          2,402         1,754         1,139
 ...................................................(Rate)        5.26%          6.39%         6.43%         6.43%
                                                             --------       --------      --------      --------
Total rate-sensitive assets .............................    $ 79,691       $ 84,489      $ 45,178      $ 12,995
                                                             --------       --------      --------      --------
Rate-sensitive liabilities:
Interest-bearing demand deposits......................($)
 ...................................................(Rate)
Savings deposits(3)...................................($)
 ...................................................(Rate)
Time certificates.....................................($)      65,523         88,627         6,051         1,516
 ...................................................(Rate)        5.10%          5.03%         5.40%         5.78%
FHLB advances.........................................($)      29,800                                     50,500
 ...................................................(Rate)        5.02%                                      5.15%
Securities sold under agreement to repurchase.........($)                      3,280         5,000
 ...................................................(Rate)                       5.95%         5.85%
                                                             --------       --------      --------      --------
Total rate-sensitive liabilities ........................    $ 95,323       $ 91,907      $ 11,051      $ 52,016
                                                             --------       --------      --------      --------
Periodic gap ............................................     (15,632)        (7,418)       34,127       (39,021)
                                                             --------       --------      --------      --------
Cumulative gap ..........................................     (15,632)       (23,050)       11,077       (27,944)
                                                             --------       --------      --------      --------
Cumulative gap ratio ....................................       (5.09%)        (7.50%)        3.60%        (9.09%)
                                                             --------       --------      --------      --------
Total Assets ............................................    $307,280       $307,280      $307,280      $307,280
                                                             --------       --------      --------      --------


[RESTUBBED]

                                                              Three to      Four to        Over
                                                                Four          Five         Five                      Fair
                                                               Years         Years        Years         Total        Value
                                                           -------------  -----------  -----------  ------------  ----------
                                                                                (Dollars in thousands)
Rate-sensitive assets:
Loans receivable(1)...................................($)      17,589        23,813       14,559       262,404      268,786
 ...................................................(Rate)        8.21%         8.26%        8.13%         8.98%
Investment securities(2)..............................($)       1,378         8,588       10,603        36,479       36,479
 ...................................................(Rate)        6.43%         7.62%        7.12%         6.57%
                                                             --------      --------     --------      --------      -------
Total rate-sensitive assets .............................    $ 18,967      $ 32,401     $ 25,162      $298,883      305,265
                                                             --------      --------     --------      --------      -------
Rate-sensitive liabilities:
Interest-bearing demand deposits......................($)                                 17,967        17,967       17,967
 ...................................................(Rate)                                   4.31%         4.31%
Savings deposits(3)...................................($)                                  1,427         1,427        1,427
 ...................................................(Rate)                                   2.75%         2.75%
Time certificates.....................................($)       2,609         3,200                    167,526      167,309
 ...................................................(Rate)        6.31%         6.19%                      5.12%
FHLB advances.........................................($)                                               80,300       80,300
 ...................................................(Rate)                                                 5.10%
Securities sold under agreement to repurchase.........($)                                                8,280        8,280
 ...................................................(Rate)                                                 5.89%
                                                             --------      --------     --------      --------     --------
Total rate-sensitive liabilities ........................    $  2,609      $  3,200     $ 19,394      $275,500     $275,283
                                                             --------      --------     --------      --------     --------
Periodic gap ............................................      16,358        29,201        5,768        23,383       29,982
                                                             --------      --------     --------      --------     --------
Cumulative gap ..........................................     (11,586)       17,615       23,383
                                                             --------      --------     --------
Cumulative gap ratio ....................................       (3.77%)        5.73%        7.61%
                                                             --------      --------     --------
Total Assets ............................................    $307,280      $307,280     $307,280
                                                             --------      --------     --------

--------
(1) Loans held for sale are included in loans receivable and are categorized within three months as it is the intent to sell those assets within that time frame.
(2) Includes mortgage-backed securities and interest-bearing deposits at the FHLB.
(3) Historically, interest bearing demand deposits and savings deposits reflect insignificant change in deposit trends and, therefore, the Bank classifies these deposits over five years.

     GAP analysis is a useful measurement of asset and liability management, however, it is difficult to predict the effect of changing interest rates based solely on this measure. An additional analysis required by the OTS and generated quarterly is the OTS Interest Rate Exposure Report. This report forecasts changes in the Bank's market value of portfolio equity ("MVPE") under alternative interest rate environments. The MVPE is defined as the net present value of the Bank's existing assets, liabilities and off-balance sheet instruments. The calculated estimates of change in MVPE at June 30, 1999 are as follows:




                                            MVPE
              -------------------------------------------------------
              Change in Interest Rate          Amount        % Change
              -------------------------   ---------------   ---------
                                           (In thousands)
                +300 Basis Points             $31,303          (18%)
                +200 Basis Points             $34,158          (11%)
                +100 Basis Points             $36,594           (5%)
                Flat Rate                     $38,332           --
                -100 Basis Points             $38,976            2%
                -200 Basis Points             $38,848            1%
                -300 Basis Points             $38,635            1%


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

Financial Condition

General

     The Company's assets have grown to $307.3 million at June 30, 1999 as compared to $202.0 million and $117.1 million at June 30, 1998 and 1997, respectively. The increase in assets primarily reflects the deployment of proceeds from certificates of deposits and borrowings into loans, including portfolio loans and loans available for sale. At June 30, 1999, the loan portfolio aggregated $187.7 million as compared to $121.0 million and $86.0 million, at June 30, 1998 and 1997, respectively. The growth has been concentrated in Commercial Real Estate loans and conforming adjustable rate residential mortgages. Loans available for sale increased to $74.7 million at June 30, 1999 as compared to $48.4 million and $6.2 million at June 30, 1998 and 1997, respectively. The current year growth is primarily due to the increased volume of Conforming Residential loan originations from the CMCD and NCM subsidiaries and the Company's decision in June 1999 to begin delivering Conforming Residential loans in mortgage-backed security pools, as compared to its prior delivery of such loans on an individual basis. Deposits were $189.1 million, $118.0 million and $95.9 million at June 30, 1999, June 30, 1998 and June 30,1997, respectively, while advances from the FHLB and securities sold under agreements to repurchase aggregated $88.6 million, $57.4 million and $14.7, respectively.

Loans

     Net loans receivable increased to $187.7 million at June 30, 1999 as compared to $121.0 million at June 30, 1998 and $86.0 million at June 30, 1997. These increases were due primarily to internally generated Commercial Real Estate loans and Conforming Residential adjustable rate mortgages. At June 30, 1999, the Commercial Real Estate loan portfolio was $98.0 million as compared to $58.7 million and $28.1 million at June 30, 1998 and 1997, respectively. The Conforming Residential mortgage loan portfolio, consisting primarily of adjustable rate loans, grew to $77.8 million at June 30, 1999 compared to $59.6 and $54.5 million at June 30, 1998 and June 30, 1997, respectively. The above noted loan growth was achieved without a significant percentage increase in delinquencies or charge-offs. The Bank internally underwrites each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

     The table below sets forth data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated.



                                                                             At June 30,
                                            ------------------------------------------------------------------------------
                                                      1999                       1998                       1997
                                            -------------------------  -------------------------  ------------------------
                                                      $   %                      $   %                     $   %
                                                                        (Dollars in thousands)
Type of Loan
------------------------------------------
One-to-four family residential real
 estate ..................................    $ 77,775        41.44%     $ 59,597        49.26%     $54,493        63.37%
Multi-family residential real estate .....      24,883        13.26        24,473        20.83       13,244        15.41
Construction one-to-four family
 residential .............................       4,775         2.54         1,210         1.00        1,414         1.64
Commercial and non-residential real
 estate ..................................      73,117        38.95        34,235        28.30       14,817        17.22
Consumer .................................       8,750         4.66         2,496         2.06        2,375         2.77
Less allowance for loan losses ...........      (1,523)       (0.81)         (857)       (0.71)        (472)       (0.55)
Deferred fees ............................         (81)       (0.04)         (170)       (0.14)         121         0.14
                                              --------       ------      --------       ------      -------       ------
Net loans ................................    $187,696       100.00%     $120,984       100.00%     $85,992       100.00%
                                              ========       ======      ========       ======      =======       ======
Type of Security
-------------------------------------------
Residential real estate:
 One-to-four family ......................    $ 90,797        48.37%     $ 62,794        51.90%     $59,905        69.66%
 Multi-family ............................      24,883        13.26        22,421        18.53       13,244        15.41
Non-residential real estate ..............      39,903        21.26        27,216        22.50       10,890        12.66
Depository accounts ......................         503         0.27           511         0.42          442         0.51
Marketable securities ....................      13,068         6.96          0.00         0.00        1,260         1.47
Other ....................................      20,146        10.73         9,069         7.50          602         0.70
Less allowance for loan losses ...........      (1,523)       (0.81)         (857)       (0.71)        (472)       (0.55)
Deferred fees ............................         (81)        0.04          (170)       (0.14)         121         0.14
                                              --------       ------      ---------      ------      -------       ------
Net loans ................................    $187,696       100.00%      120,984       100.00%      85,992       100.00%
                                              ========       ======      =========      ======      =======       ======


[RESTUBBED]

                                                                  At June 30,
                                            -------------------------------------------------------
                                                      1996                     1995
                                            ------------------------  -----------------------
                                                     $   %                     $   %
                                                         (Dollars in thousands)
Type of Loan
------------------------------------------
One-to-four family residential real
 estate ..................................    $39,485        73.66%    $33,084        73.18%
Multi-family residential real estate .....      5,357         9.99       3,496         7.73
Construction one-to-four family
 residential .............................        344         0.64         723         1.60
Commercial and non-residential real
 estate ..................................      7,616        14.21       7,237        16.01
Consumer .................................      1,285         2.40       1,059         2.34
Less allowance for loan losses ...........       (430)       (0.80)       (388)       (0.86)
Deferred fees ............................        (53)       (0.10)          1         0.00
                                              -------       ------     -------       ------
Net loans ................................    $53,604       100.00%     45,212       100.00%
                                              =======       ======     =======       ======
Type of Security
-------------------------------------------
Residential real estate:
 One-to-four family ......................    $40,673        75.88%     34,769        76.90%
 Multi-family ............................      5,357         9.99       3,496         7.73
Non-residential real estate ..............      7,076        13.20       7,237        16.01
Depository accounts ......................        441           83          97         0.22
Marketable securities ....................         --          ---           0         0.00
Other ....................................        540         1.00           0         0.00
Less allowance for loan losses ...........       (430)       (0.80)       (388)       (0.86)
Deferred fees ............................        (53)       (0.10)          1         0.00
                                              -------       ------     -------       ------
Net loans ................................     53,604       100.00%     45,212       100.00%
                                              =======       ======     =======       ======

     The following table sets forth the estimated maturity of the Bank's loan portfolio at June 30, 1999. The table does not include prepayments or scheduled principal repayments. Adjustable-rate mortgage loans are shown as maturing on their contractual maturities.



                                          Due           Due                         Allowance
                                        Within      One Through      Due After         For
                                       One Year      Five Years     Five Years     Loan Losses        Total
                                      ----------   -------------   ------------   -------------   ------------
                                                               (Dollars in thousands)
One-to-four family residential real
 estate ...........................    $    --        $    --        $ 77,694       $   (266)       $ 77,500
Multi-family, commercial and non-
 residential real estate ..........      5,534         18,044          74,422           (843)         97,066
Construction--one-to-four family
 residential ......................      4,775             --              --            (12)          4,763
Consumer ..........................         --            503           8,247            (41)          8,728
Unassigned reserve ................         --             --              --           (361)           (361)
                                       -------        -------        --------       --------        --------
 Total ............................    $10,309        $18,547        $160,363       $ (1,523)       $187,696
                                       =======        =======        ========       ========        ========


     The following table sets forth the dollar amount of all loans due after June 30,1999 which have pre-determined interest rates and which have floating or adjustable interest rates.




                                                                             Floating or
                                                                             Adjustable
                                                             Fixed rates        Rates         Total
                                                            -------------   ------------   ----------
                                                                     (Dollars in thousands)
   One-to-four family residential real estate ...........       $2,176        $ 75,599      $ 77,775
   Multi-family, commercial and non--residential real
    estate ..............................................          977          97,023        98,000
   Construction--one-to-four family residential .........           --           4,775         4,775
   Consumer .............................................          503           8,247         8,750
                                                                ------        --------      --------
   Total ................................................       $3,656        $185,644      $189,300
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

     The following table details the Bank's 90-day past due loans and OREO at the dates indicated.




                                                                                 June 30,
                                                    -------------------------------------------------------------------
                                                        1999          1998          1997          1996          1995
                                                    -----------   -----------   -----------   -----------   -----------
                                                                          (Dollars in thousands)
Loans accounted for on a non-accrual basis:
One-to-four family residential real estate ......    $  1,940      $  1,154      $    705      $    553           338
Consumer ........................................          73            64            40            40            44
Multi family, commercial and non-residential
 real estate ....................................           0           134            --            --            --
                                                     --------      --------      --------      --------      --------
Total non-accrual loans .........................       2,013         1,352           745           593           382
                                                     --------      --------      --------      --------      --------
Accruing loans that are contractually past due
 90 days or more:
One to four family mortgage .....................         840            --           353           378           750
                                                     --------      --------      --------      --------      --------
Total 90-day past-due loans .....................         840            --           353           378           750
                                                     --------      --------      --------      --------      --------
Total non-accrual and 90-day past due loans .....       2,853         1,352         1,098           971         1,132
Other Real Estate Owned .........................         315            --            --            81            71
                                                     --------      --------      --------      --------      --------
Total 90-day past due loans and OREO ............    $  3,168      $  1,352      $  1,098      $  1,052      $  1,203
                                                     ========      ========      ========      ========      ========
Non-accrual loans to net loans ..................        1.07%         1.12%         0.87%         1.11%         0.84%
                                                     ========      ========      ========      ========      ========
Total 90-day past due loans and OREO to net
 loans ..........................................        1.69%         1.12%         1.28%         1.96%         2.66%
                                                     ========      ========      ========      ========      ========
Total non-accrual assets to total assets ........        0.76%         0.67%         0.64%         0.83%         0.71%
                                                     ========      ========      ========      ========      ========
Total allowance for loan losses to total
 non-accrual assets .............................       65.42%        63.39%        63.36%        63.80%        85.65%
                                                     ========      ========      ========      ========      ========

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



                                                                                June 30,
                                                       -----------------------------------------------------------
                                                          1999         1998        1997        1996         1995
                                                       ----------   ----------   --------   ----------   ---------
                                                                         (Dollars in thousands)
Allowance for loan losses, beginning of period.             857      $   472      $  430     $   388      $  387
Charge-offs:
One-to-four family residential real estate .........        (47)           0         (16)          0         (29)
                                                         ------      -------      ------     -------      ------
Total charge-offs ..................................        (47)           0         (16)          0         (29)
                                                         ------      -------      ------     -------      ------
Provision for loan losses ..........................        713          385          58          42          30
                                                         ------      -------      ------     -------      ------
Allowance for loan losses, end of period ...........     $1,523      $   857      $  472     $   430      $  388
                                                         ======      =======      ======     =======      ======
Allowance for loan losses to net loans .............       0.81%        0.71%       0.55%       0.80%       0.86%
                                                         ======      =======      ======     =======      ======
Net loans charged-off as a percent of average
 loans outstanding .................................       0.02%          --        0.02%         --        0.08%
                                                         ======      =======      ======     =======      ======

     The following table sets forth the allocation of the Bank's allowance for loan losses by loan category at the dates indicated. The portion of the allowance for loan losses allocated to each loan category does not represent the total available for future losses that may occur within the loan category, since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.




                                                                           June 30,
                                                        ----------------------------------------------
                                                           1999      1998     1997     1996      1995
                                                        ---------   ------   ------   ------   -------
                                                                    (Dollars in thousands)
Balance at end of period applicable to:
One-to-four family residential real estate ..........    $  266      $156     $129     $114     $100
Multi-family residential real estate ................       187       201      109       60       30
Construction one-to-four family residential .........        12         3        4        1      162
Commercial and non-residential real estate ..........       656       277      154      166        1
Consumer ............................................        41         9        7        3        2
Unallocated .........................................       361       211       69       86       93
                                                         ------      ----     ----     ----     ----
Total allowance for loan losses .....................    $1,523      $857     $472     $430     $388
                                                         ======      ====     ====     ====     ====

Investment Securities

     The Company utilizes its investment securities portfolio to manage its liquidity and interest rate risk. For this reason, the Company's investment securities portfolio is classified as available for sale.

     The investment policy of the Company and classification of securities are established by its Board of Directors. It is based on its asset and liability management goals and is designed to provide for a portfolio of high quality liquid investments which optimize interest income. All or a portion of the Company's investment securities portfolio may be utilized to collateralize borrowings from the FHLB or repurchase agreements.

     The following table sets forth the carrying value of the Company's investment and mortgage-backed securities ("MBS") portfolio at the dates indicated.




                                                        At June 30,
                              ----------------------------------------------------------------
                                                     1999                             1998
                              ---------------------------------------------------  -----------
                                               Gross         Gross        Fair
                               Amortized    Unrealized    Unrealized     Market     Amortized
                                  Cost         Gains        Losses        Value        Cost
                              -----------  ------------  ------------  ----------  -----------
                                                   (Dollars in thousands)
Available-for-sale:
FHLMC ......................    $ 1,146         $ 3         $  (11)     $ 1,138      $ 6,012
GNMA .......................        752          --            (10)         742        3,832
FNMA .......................      9,175          --           (296)       8,879        4,344
                                -------         ---         ------      -------      -------
Total MBS ..................     11,073           3           (317)      10,759       14,188
                                -------         ---         ------      -------      -------
US government & agency .....      8,487          --           (267)       8,220           --
SBA pool ...................          0          --             --           --           --
Other ......................      7,932          40           (216)       7,756        1,000
FHLB stock .................      4,478          --             --        4,478        2,363
                                -------         ---         ------      -------      -------
 Total securities
  available-for-sale .......    $31,970         $43         $ (800)     $31,213      $17,551
                                =======         ===         ======      =======      =======

[RESTUBBED]

                                                                      At June 30,
                              -------------------------------------------------------------------------------------------
                                               1998                                          1997
                              --------------------------------------  ---------------------------------------------------
                                  Gross         Gross        Fair                      Gross         Gross        Fair
                               Unrealized    Unrealized     Market     Amortized    Unrealized    Unrealized     Market
                                  Gains        Losses        Value        Cost         Gains        Losses        Value
                              ------------  ------------  ----------  -----------  ------------  ------------  ----------
                                                                (Dollars in thousands)
Available-for-sale:
FHLMC ......................       $11         $ (13)      $ 6,010      $ 7,601         $14         $ (47)      $ 7,568
GNMA .......................         1            (6)        3,827        6,305          23           (15)        6,313
FNMA .......................         8            (1)        4,351        2,189           1           (27)        2,163
                                   ---         -----       -------      -------         ---         -----       -------
Total MBS ..................        20           (20)       14,188       16,095          38           (89)       16,044
                                   ---         -----       -------      -------         ---         -----       -------
US government & agency .....        --            --            --        4,375          --           (11)        4,364
SBA pool ...................        --            --            --        1,119          --            (7)        1,112
Other ......................        --            --         1,000           --          --            --            --
FHLB stock .................        --            --         2,363          823          --            --           823
                                   ---         -----       -------      -------         ---         -----       -------
 Total securities
  available-for-sale .......       $20         $ (20)      $17,551      $22,412         $38         $(107)      $22,343
                                   ===         =====       =======      =======         ===         =====       =======

     The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Company's investment portfolio at June 30, 1999. All investment securities are classified as available-for-sale, therefore, the carrying value is the estimated market value.


                                        One Year or Less       One to Five Years      Five to Ten Years
                                      ---------------------  ---------------------  ----------------------
                                       Carrying    Average    Carrying    Average    Carrying     Average
                                         Value      Yield       Value      Yield       Value       Yield
                                      ----------  ---------  ----------  ---------  ----------  ----------
                                                                  (Dollars in thousands)
Mortgage-backed securities .........     $241        8.00%      $707        7.49%         --          --
Other ..............................                                                  $1,998        6.25%
FHLB stock(1) ......................     ----        ----       ----        ----      ------        ----
 TOTAL .............................     $241        8.00%      $707        7.49%     $1,998        6.25%
                                         ====        ====       ====        ====      ======        ====


                                        More than Ten Years              Total
                                       ----------------------   -----------------------
                                        Carrying     Average     Carrying      Average
                                          Value       Yield        Value        Yield
                                       ----------   ---------   ----------   ----------
                                                    (Dollars in thousands)
Mortgage-backed securities .........    $ 9,811        6.65%     $10,759         6.74%
Other ..............................     13,978        7.37%      15,976         7.23%
FHLB stock(1) ......................      4,478        6.50%       4,478         6.50%
                                        -------        ----      -------         ----
 TOTAL .............................    $28,267        6.98%     $31,213         6.96%
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

     Competition for retail deposits is intense and the administrative and operational costs of a retail branch can be high. Therefore, the Bank also attracts deposits through a network of financial planners and brokers. The Bank has utilized these deposits to fund a substantial portion of the asset growth experienced in recent years. While the Bank has attracted deposits by paying interest rates slightly higher than generally offered in the retail market, this has allowed the Company to focus on the implementation of its business strategy, including the development of its lending business lines and product niches, and to control its core non-interest expenses.

     Deposits at June 30, 1999 totaled $189.1 million compared to $118.8 and $95.9 million at June 30, 1998 and June 30, 1997, respectively. While the Bank has established a core level of retail deposits which include both transaction type of accounts (checking, savings, money market) and CDs, the growth in the deposit base is attributed primarily to jumbo CDs.

     The following table sets forth average deposits by various types of demand and time deposits.



                                                                       Years Ended June 30,
                                            ---------------------------------------------------------------------------
                                                      1999                      1998                     1997
                                            ------------------------  ------------------------  -----------------------
                                             Deposits    Avg. Yield    Deposits    Avg. Yield    Deposits    Avg. Yield
                                            ----------  ------------  ----------  ------------  ----------  -----------
                                                                       (Dollars in thousands)
Non-interest-bearing demand deposits .....   $  3,806                  $  2,663                  $ 1,794
Interest bearing demand deposits .........     18,981        3.95%       12,764        3.93%       9,605        3.92%
Savings deposits .........................      1,627        3.02         1,881        2.66        1,908        2.80
Certificates of deposit ..................    132,676        5.56       108,393        5.86       62,890        5.64
                                             --------        ----      --------        ----      -------        ----
 Total ...................................   $157,090        5.20%     $125,701        5.50%     $76,197        5.22%
                                             ========        ====      ========        ====      =======        ====


     The following table indicates the amount of CDs of $100,000 or more by remaining maturity at June 30, 1999.


  Remaining Maturity:
  Three months or less ............................    $38,186
  Over three months through six months ............     44,514
  Over six months through twelve months ...........      9,078
  Over twelve months ..............................    $ 1,333
                                                       -------
  Total ...........................................    $93,111
                                                       =======


Borrowings

     The Bank utilizes borrowings from the FHLB and collateralized repurchase agreements in managing its interest rate risk and as a tool to augment deposits in funding asset growth. FHLB borrowings totaled $80.3 million at June 30, 1999 as compared to $49.2 million at June 30, 1998 and $9.0 million at June 30, 1997. The $31.1 million increase during the year ended June 30,1999 resulted from proceeds being utilized to fund loan growth, both portfolio and loans available for sale. Repurchase agreements totaled $8.3 million at June 30, 1999 as compared to $8.3 million at June 30, 1998 and $5.8 million at June 30, 1997.


     The following table sets forth certain balance and rate information with respect to FHLB borrowings and repurchase agreements for the periods indicated. The table includes both short and long term maturities.


Federal Home Loan Bank Advances and Repurchase Agreements



                                                                      At June 30,
                                                      --------------------------------------------
                                                           1999            1998           1997
                                                      -------------   -------------   ------------
                                                                 (Dollars in thousands)
Advances outstanding at period end ................     $  80,300       $  49,150       $  8,950
Interest rate at period end .......................          5.37%           5.40%          5.70%
Approximate average amount outstanding ............     $  57,305       $  16,113       $  8,344
Maximum month-end balance .........................     $  80,300       $  49,150       $ 17,450
Approximate weighted average rate .................          5.20%           5.48%          5.56%
Repurchase agreements outstanding at end of period.     $   8,280       $   8,280       $  5,780
Interest rate .....................................          5.89%           5.89%          5.90%
Approximate average amount outstanding ............     $   8,280       $   9,947       $  8,923
Maximum month-end balance .........................     $   8,280       $  10,780       $ 10,431
Approximate weighted average rate .................          5.89%           5.85%          5.95%

     The Bank is required to maintain certain eligible assets as collateral in connection with FHLB borrowings and repurchase agreements.


Shareholders' Equity and Shareholders' Notes

     At June 30, 1999, the Company had shareholders' equity of $27.3 million, as compared to $23.2 million at June 30, 1998. Prior to the IPO, the Company utilized the issuance of notes and Common Stock to raise money from its shareholders. The proceeds from the notes and the Common Stock were then contributed as capital to the Bank and included in the calculation of capital for regulatory purposes. In March 1998, the Company consummated its IPO whereby it issued an additional 1,150,000 shares of Common Stock and realized net proceeds after issuance costs of approximately $15.4 million. A portion of the proceeds were utilized to repay outstanding shareholders' notes with the balance utilized for general corporate purposes and to allow the Company to continue to pursue its significant growth.


Impact of New Financial Accounting Standards

     Accounting for Derivative Instruments and Hedging Activity. In June 1998, the SFAS issued SFAS No. 133, establishing accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and resulting designation. Subsequent to SFAS No. 133, the FASB issued SFAS No. 137, which amended the effective date of SFAS No. 133 to be all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application is permitted only as of the beginning of any fiscal quarter. The Company is currently reviewing the provisions of SFAS No. 133, as amended by SFAS No. 137.


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


     In order to address the Year 2000 Issue, the Company has developed and implemented a five phase compliance plan divided into the following major components: (1) Awareness; (2) Assessment; (3) Renovation; (4) Validation and Testing; and (5) Implementation. The Company has completed the first three phases of the plan for all of its mission-critical systems and is currently working on the final two phases. Because the Company outsources the majority of its data processing operations to Fiserv Solutions, Inc. ("Fiserv"), a provider of data processing services to the financial services industry, a significant component of the Year 2000 plan is to work with Fiserv to test and certify their systems as Year 2000 compliant. Fiserv has informed the Company that, based upon tests which it has conducted and is currently conducting, it believes its systems are Year 2000 compliant. The Company successfully completed testing of all of its mission critical systems in the Spring of 1999. Other important segments of the Year 2000 plan are to identify those suppliers and customers whose possible lack of Year 2000 preparedness might expose the Company to financial loss, and to highlight any servicers of purchased loans or securities which might present Year 2000 operating problems.


     The Company has no internally generated programmed software coding to correct, since substantially all of the software utilized by the Company is purchased or licensed from external providers. The Company has initiated communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company has received assurances from these third party vendors of mission-critical products or services that they will be Year 2000 compliant. The Company has developed a contingency plan in the event their systems malfunction at the change of the century. At this time, the Company cannot estimate the cost, if any, that might be required to implement such contingency plan.


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

     The federal banking agencies have been conducting Year 2000 compliance examinations. The failure to implement an adequate Year 2000 program can be identified as an unsafe and unsound banking practice. The Company and the Bank are subject to regulation and supervision by the OTS which regularly conducts review of the safety and soundness of the Company's operations, including the Company's progress in becoming Year 2000 compliant. The OTS has established an examination procedure which contains three categories of ratings:
"Satisfactory", "Needs Improvement", and "Unsatisfactory". Institutions that receive a Year 2000 rating of Unsatisfactory may be subject to formal enforcement action, supervisory agreements, cease and desist orders, civil money penalties, or the appointment of a conservator. In addition, federal regulators reviewing applications may deny any application based on Year 2000 related issues. In its most recent examination, the Bank received a "Satisfactory" rating. Failure by the Company to adequately prepare for Year 2000 issues could negatively impact the Company's banking operations, including the imposition of restrictions upon its operations by the OTS.

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


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.


                                   Part III

     The information called for by Item 10, Directors and Executive Officers of the Registrant; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; and Item 13, Certain Relationships and Related Transactions, is incorporated herein by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders, scheduled to be held in November 1999, which shall be filed with the Securities and Exchange Commission within 120 days from the end of the Registrant's fiscal year.

                                    Part IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1. Financial Statements of the Registrant
     Consolidated Financial Statements of the Registrant and Report of
      Independent Certified Public Accountants thereon
     Consolidated Balance Sheets as of June 30, 1999 and 1998
     Consolidated Statements of Income for the fiscal years ended June 30,
      1999, 1998 and 1997
     Consolidated Statement of Shareholders' Equity and Comprehensive Income
      for the fiscal years ended  June 30, 1999, 1998 and 1997
     Consolidated Statements of Cash Flows for the fiscal years ended June 30,
      1999, 1998 and 1997
     Notes to Consolidated Financial Statements

  2. Financial Statement Schedules
     All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or the notes thereto.

  3. Exhibits
     See Exhibit Index included herein.

(b) Reports on Form 8-K.
  None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 28, 1999.


                                     CRUSADER HOLDING CORPORATION

                                     By: /s/ THOMAS J. KNOX
                                         ----------------------------

                                         Thomas J. Knox
                                         Chairman (Chief Executive
                                         Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 28, 1999.


/s/ PAUL BACHOW                          /s/ THOMAS J. KNOX
-----------------------------            ---------------------------------------
Paul Bachow                              Thomas J. Knox
Director                                 Chairman (Chief Executive Officer)
/s/ RONALD L. CAPLAN                     /s/ BRUCE A. LEVY
-----------------------------            ---------------------------------------
Ronald L. Caplan                         Bruce A. Levy
Director                                 President and Director
/s/ D. WALTER COHEN, D.D.S.              /s/ JOSEPH T. CROWLEY
-----------------------------            ---------------------------------------
D. Walter Cohen, D.D.S.                  Joseph T. Crowley
Director                                 Director, Vice President, Secretary
                                         and Treasurer (Chief Financial Officer)
/s/ DANIEL DILELLA
-----------------------------
Daniel DiLella
Director
/s/ LINDA R. KNOX
-----------------------------
Linda R. Knox
Director
/s/ JOEL S. LAWSON III
-----------------------------
Joel S. Lawson III
Director
/s/ BRIAN MCADAMS
-----------------------------
Brian McAdams
Director

              Report of Independent Certified Public Accountants




Board of Directors
Crusader Holding Corporation

     We have audited the accompanying consolidated balance sheets of Crusader Holding Corporation and Subsidiary as of June 30, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crusader Holding Corporation and Subsidiary as of June 30, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.



Philadelphia, Pennsylvania
July 23, 1999 (except for note K, as to which the date is September 14, 1999)

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheets


                                                                                     June 30,
                                                                         ---------------------------------
                                                                               1999              1998
                                                                         ----------------   --------------
ASSETS
 Cash and due from banks .............................................     $    790,000     $    521,000
 Interest-earning deposits ...........................................        5,266,000       10,149,000
                                                                           ------------     ------------
   Cash and cash equivalents .........................................        6,056,000       10,670,000
                                                                           ------------     ------------
 Loans held for sale (estimated market value of $77,623,000 and
   $49,599,000 at June 30, 1999 and 1998, respectively) ..............       74,708,000       48,389,000
 Investment securities available-for-sale ............................       20,454,000        3,363,000
 Mortgage-backed securities available-for-sale .......................       10,759,000       14,188,000
 Loans receivable, net ...............................................      187,696,000      120,984,000
 Accrued interest receivable .........................................        2,379,000        1,372,000
 Other real estate owned .............................................          315,000                -
 Premises and equipment, net .........................................        1,068,000          986,000
 Deferred income taxes ...............................................          841,000          331,000
 Goodwill, net .......................................................        1,135,000        1,219,000
 Other assets ........................................................        1,869,000          532,000
                                                                           ------------     ------------
   Total assets ......................................................     $307,280,000     $202,034,000
                                                                           ============     ============
LIABILITIES
 Deposits ............................................................     $189,106,000     $118,831,000
 Advances from Federal Home Loan Bank ................................       80,300,000       49,150,000
 Securities sold under agreements to repurchase ......................        8,280,000        8,280,000
 Advances from borrowers for taxes and insurance .....................          505,000          434,000
 Other liabilities ...................................................        1,523,000        2,023,000
                                                                           ------------     ------------
   Total liabilities .................................................      279,714,000      178,718,000
                                                                           ------------     ------------
MINORITY INTEREST ....................................................          230,000           93,000
                                                                           ------------     ------------
SHAREHOLDERS' EQUITY
 Preferred stock -- authorized, 5,000,000 shares of $0.01 par value;
   none outstanding ..................................................               --               --
 Common stock -- authorized, 20,000,000 shares of $0.01 par value;
   4,024,129 and 3,832,504 shares issued and 3,983,284 and 3,832,504
   outstanding at June 30, 1999 and 1998, respectively ...............           40,240           38,325
 Class B common stock -- authorized, 500,000 shares of $0.01 par
   value; none issued ................................................               --               --
 Additional paid-in capital ..........................................       23,521,510       21,607,425
 Retained earnings ...................................................        4,627,250        1,577,250
 Treasury stock, 40,845 shares at cost ...............................         (368,000)              --
 Accumulated other comprehensive income (loss) .......................         (485,000)              --
                                                                           ------------     ------------
   Total shareholders' equity ........................................       27,336,000       23,223,000
                                                                           ------------     ------------
   Total liabilities and shareholders' equity ........................     $307,280,000     $202,034,000
                                                                           ============     ============

        The accompanying notes are an integral part of these statements.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY
                       Consolidated Statements of Income


                                                                                          June 30,
                                                                   ------------------------------------------------------
                                                                         1999               1998               1997
                                                                   ----------------   ----------------   ----------------
INTEREST INCOME
 Loans, including fees .........................................     $ 19,987,000       $ 13,109,000       $  6,413,000
 Investment securities, mortgage-backed securities and assets
   held for sale ...............................................        1,561,000          1,412,000          1,506,000
                                                                     ------------       ------------       ------------
   Total interest income .......................................       21,548,000         14,521,000          7,919,000
                                                                     ------------       ------------       ------------
INTEREST EXPENSE
 Deposits ......................................................        8,171,000          6,913,000          3,978,000
 Borrowed funds ................................................        3,418,000          1,465,000            995,000
 Notes payable .................................................               --            107,000            157,000
                                                                     ------------       ------------       ------------
   Total interest expense ......................................       11,589,000          8,485,000          5,130,000
                                                                     ------------       ------------       ------------
   Net interest income .........................................        9,959,000          6,036,000          2,789,000
PROVISION FOR LOAN LOSSES ......................................          713,000            385,000             58,000
                                                                     ------------       ------------       ------------
   Net interest income after provision for loan losses .........        9,246,000          5,651,000          2,731,000
                                                                     ------------       ------------       ------------
NON-INTEREST INCOME
 Service charges and other fees on deposit accounts ............          107,000            170,000            112,000
 Gains on sale of conforming mortgages .........................        1,078,000            513,000            309,000
 Crusader Mortgage Corporation income ..........................        2,891,000          4,199,000          1,074,000
 Other .........................................................          628,000            131,000             90,000
                                                                     ------------       ------------       ------------
   Total non-interest income ...................................        4,704,000          5,013,000          1,585,000
                                                                     ------------       ------------       ------------
NON-INTEREST EXPENSES
 Employee compensation and benefits ............................        1,462,000          1,076,000            799,000
 Data processing ...............................................          150,000            109,000             93,000
 Federal insurance premiums ....................................           88,000             63,000            375,000
 Occupancy and equipment .......................................          361,000            320,000            294,000
 Professional fees .............................................          196,000            102,000             86,000
 Crusader Mortgage Corporation expenses ........................        2,105,000          2,628,000            886,000
 Goodwill amortization .........................................           84,000             52,000                 --
 Loss on fraudulent money orders ...............................          950,000                 --                 --
 Other operating ...............................................          751,000            397,000            329,000
                                                                     ------------       ------------       ------------
   Total non-interest expenses .................................        6,147,000          4,747,000          2,862,000
                                                                     ------------       ------------       ------------
   Income before income tax expense ............................        7,803,000          5,917,000          1,454,000
INCOME TAX EXPENSE .............................................        2,657,000          2,109,000            480,000
                                                                     ------------       ------------       ------------
   Income before minority interest .............................        5,146,000          3,808,000            974,000
Minority interest ..............................................          180,000             72,000             12,000
                                                                     ------------       ------------       ------------
   NET INCOME ..................................................     $  4,966,000       $  3,736,000       $    962,000
                                                                     ============       ============       ============
Net income per share -- basic ..................................     $       1.24       $       1.21       $       0.42
                                                                     ============       ============       ============
Net income per share -- diluted ................................     $       1.24       $       1.20       $       0.42
                                                                     ============       ============       ============
Weighted average shares outstanding -- basic ...................        4,016,000          3,095,000          2,297,000
                                                                     ============       ============       ============
Weighted average shares outstanding -- diluted .................        4,020,000          3,108,000          2,297,000
                                                                     ============       ============       ============

       The accompanying notes are an integral part of these statements.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY
   Consolidated Statements of Shareholders' Equity and Comprehensive Income




                                                                      Retained
                                                     Additional       earnings
                                         Common       paid--in      (accumulated
                                         stock         capital        deficit)
                                      -----------  --------------  --------------
Balance at July 1, 1996 ............   $ 10,000     $ 1,814,750     $    (97,750)
Contributions ......................        850         251,150               --
Net income .........................         --              --          962,000
Other comprehensive
 income, net of taxes ..............         --              --               --

Total comprehensive income .........         --              --               --
                                       --------     -----------     ------------
Balance at June 30, 1997 ...........     10,850       2,065,900          864,250
Net income .........................         --              --        3,736,000
Contributions ......................        900         251,100               --
2--to--1 stock split ...............     11,750              --          (11,750)
Issuance of common stock
 for minority interest
 acquisition .......................      1,500         888,500               --
Net proceeds of initial public
 offering ..........................     12,000      15,392,000               --
5% stock dividend ..................      1,325       3,009,925       (3,011,250)
Other comprehensive
 income, net of taxes ..............         --              --               --

Total comprehensive income .........         --              --               --
                                       --------     -----------     ------------
Balance at June 30, 1998 ...........     38,325      21,607,425        1,577,250
Purchase of treasury stock .........         --              --               --
Net income .........................                                   4,966,000
Other comprehensive loss,
 net of taxes ......................

Total comprehensive income

5% stock dividend ..................      1,915       1,914,085       (1,916,000)
                                       --------     -----------     ------------
Balance at June 30, 1999 ...........   $ 40,240     $23,521,510     $  4,627,250
                                       ========     ===========     ============

[RESTUBBED]

                                        Accumulated
                                           other                             Total
                                       comprehensive       Treasury      shareholders'    Comprehensive
                                       income (loss)        stock            equity          income
                                      ---------------  ---------------  ---------------  --------------
Balance at July 1, 1996 ............    $  (215,000)     $        --      $ 1,512,000
Contributions ......................             --               --          252,000
Net income .........................             --               --          962,000     $   962,000
Other comprehensive
 income, net of taxes ..............        169,000               --          169,000         169,000
                                                                                          -----------
Total comprehensive income .........             --               --               --     $ 1,131,000
                                        -----------      -----------      -----------     ===========
Balance at June 30, 1997 ...........        (46,000)              --        2,895,000
Net income .........................             --               --        3,736,000       3,736,000
Contributions ......................             --               --          252,000
2--to--1 stock split ...............             --               --               --
Issuance of common stock
 for minority interest
 acquisition .......................             --               --          890,000
Net proceeds of initial public
 offering ..........................             --               --       15,404,000
5% stock dividend ..................             --               --               --
Other comprehensive
 income, net of taxes ..............         46,000               --           46,000          46,000
                                                                                          -----------
Total comprehensive income .........             --               --               --     $ 3,782,000
                                        -----------      -----------      -----------     ===========
Balance at June 30, 1998 ...........             --               --       23,223,000
Purchase of treasury stock .........             --         (368,000)        (368,000)
Net income .........................                              --        4,966,000       4,966,000
Other comprehensive loss,
 net of taxes ......................       (485,000)              --         (485,000)       (485,000)
                                                                                          -----------
Total comprehensive income .........                                                      $ 4,481,000
                                                                                          ===========
5% stock dividend ..................             --               --               --
                                        -----------      -----------      -----------
Balance at June 30, 1999 ...........    $  (485,000)     $  (368,000)     $27,336,000
                                        ===========      ===========      ===========

        The accompanying notes are an integral part of this statement.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows


                                                                                    June 30,
                                                             ------------------------------------------------------
                                                                    1999               1998              1997
                                                             -----------------  -----------------  ----------------
OPERATING ACTIVITIES
 Net income ...............................................   $    4,966,000     $    3,736,000     $     962,000
 Adjustments to reconcile net income to net cash used in
   operating activities
 Amortization of premiums and discounts on loans,
   mortgage--backed securities and investments ............          (48,000)           201,000           221,000
 Provision for loan losses ................................          713,000            385,000            58,000
 Provisions for fraudulent money orders ...................          950,000                 --                --
 Net gain on sale of loans held for sale ..................       (3,969,000)        (3,012,000)         (309,000)
 Amortization of goodwill .................................           84,000             52,000                --
 Depreciation and amortization of premises and equipment .           240,000            176,000           127,000
 Proceeds from sale of loans held for sale ................      291,299,000        195,892,000        39,592,000
 Originations of loans held for sale ......................     (313,649,000)      (235,025,000)      (43,868,000)
 Increase in accrued interest receivable ..................       (1,007,000)          (557,000)         (241,000)
 Decrease (increase) in deferred income taxes .............         (232,000)          (130,000)           74,000
 Other, net ...............................................       (2,787,000)         1,170,000         1,173,000
                                                              --------------     --------------     -------------
   Net cash used in operating activities ..................      (23,440,000)       (37,112,000)       (2,211,000)
                                                              --------------     --------------     -------------
INVESTING ACTIVITIES
 Net increase in loans ....................................      (67,740,000)       (35,377,000)      (32,725,000)
 Purchase of investment securities available--for--sale ...      (18,151,000)        (2,000,000)       (3,348,000)
 Purchase of mortgage--backed securities available--for--
   sale ...................................................       (7,561,000)        (4,661,000)       (2,596,000)
 Repayments of principal on investment securities
   available--for--sale ...................................        1,000,000          3,527,000         1,014,000
 Repayments of principal on mortgage--backed securities,
   available--for--sale ...................................        4,905,000          5,959,000         2,728,000
 Proceeds from sale of mortgage--backed securities
   available--for--sale ...................................        5,287,000          1,915,000         1,936,000
 Proceeds from sale of property acquired through loan fore-
   closure actions ........................................          273,000            111,000           337,000
 Purchases of premises and equipment ......................         (315,000)          (472,000)         (596,000)
                                                              --------------     --------------     -------------
   Net cash used in investing activities ..................      (82,302,000)       (30,998,000)      (33,250,000)
                                                              --------------     --------------     -------------
FINANCING ACTIVITIES
 Net increase in deposits .................................       70,275,000         22,925,000        36,260,000
 Advances (repayments) from Federal Home Loan Bank, net ...          650,000         17,700,000        (1,921,000)
 Proceeds from long--term FHLB advances ...................       30,500,000         25,000,000                --
 Increase (decrease) in advance payments by borrowers for
   taxes and insurance ....................................           71,000            164,000           (75,000)
 (Repayments) proceeds from notes payable to shareholders                 --         (2,990,000)           73,000
 Purchase of treasury stock ...............................         (368,000)                --                --
 Capital contributions ....................................               --            252,000           252,000
 Proceeds from initial public offering ....................               --         15,404,000                --
                                                              --------------     --------------     -------------
   Net cash provided by financing activities ..............      101,128,000         78,455,000        34,589,000
                                                              --------------     --------------     -------------
   Net increase (decrease) in cash and cash equivalents ...       (4,614,000)        10,345,000          (872,000)
Cash and cash equivalents at beginning of year ............       10,670,000            325,000         1,197,000
                                                              --------------     --------------     -------------
Cash and cash equivalents at end of year ..................   $    6,056,000     $   10,670,000     $     325,000
                                                              ==============     ==============     =============

        The accompanying notes are an integral part of these statements.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     Crusader Holding Corporation (the Company) is the holding company for its wholly-owned subsidiary, Crusader Savings Bank (the Bank), a federally chartered savings bank. See note B for additional information regarding majority and wholly-owned subsidiaries of the Bank. The Bank activities are conducted primarily in the metropolitan Philadelphia area. Nonconforming credit operations are conducted principally in the Eastern portion of the United States while secured property tax lien activities are currently concentrated in the states of New Jersey and Connecticut.


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


     The Company has adopted the provisions of the Financial Accounting Standards Board (FASB) which issued Statement of Financial Accounting Standards
(SFAS) No. 130, Reporting of Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.


2. Financial Instruments


     The FASB issued SFAS No. 107, Disclosures about Fair Value of Financial Instruments, which requires all entities to disclose the estimated fair value of their assets and liabilities considered to be financial instruments. Financial instruments requiring disclosure consist primarily of investment securities, mortgage-backed securities, loans, deposits and borrowings.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -- (Continued)

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

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and resulting designation. Subsequent to SFAS No. 133, the FASB issued SFAS No. 137, which amended the effective date of SFAS No. 133 to be all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application is permitted only as of the beginning of any fiscal quarter. The Company is currently reviewing the provisions of SFAS No. 133, as amended by SFAS No. 137.


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

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -- (Continued)

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


     The Bank follows SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures. This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.


6. Loan Fees


     The Bank defers loan fees, net of certain direct loan origination costs. The balance is accreted into income as a yield adjustment over the life of the loan using the interest method.


7. Short-term Consumer Loans


     In April, 1999, the Bank began making short term consumer loans pursuant to a Marketing and Servicing Agreement with NCAS of Pennsylvania, LLC (NCAS), an affiliate of McKenzie Management Company, LLC, who has substantial experience in originating short-term consumer loans. In connection with these loans, the Bank advances up to $300 with the loan due date coinciding with the borrower's next payday or date of receipt of a recurring payment. A fee is collected for each advance. This fee is recognized as interest and fee income at the time of the disbursement of the funds to the borrower, net of fees to NCAS. Approximately $80,000 of net revenues has been recognized for the year ended June 30, 1999. The outstanding balance at June 30, 1999 is $4,800,000 and is included in loans receivable on the consolidated balance sheet.


8. Other Real Estate Owned


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


9. Goodwill


     Goodwill resulted from the acquisition of the minority interest of Crusader Mortgage Corporation (CMC) and is being amortized on a straight-line basis over approximately 15 years.


10. Premises and Equipment


     Premises and equipment are carried at cost. Depreciation and amortization are generally computed on the straight-line method over the estimated useful lives of the assets.


     The FASB issued, SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. At June 30, 1999 and 1998, the Company and the Bank had no such long-lived assets.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -- (Continued)

11. Employee Benefit Plans

     The Company has certain employee benefit plans covering substantially all employees. The Company accrues such costs as incurred.

     The Company accounts for its stock options under SFAS No. 123, Accounting for Stock-Based Compensation, which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and EPS, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Company's stock option plan is accounted for under APB Opinion No. 25.


12. Income Taxes

     The Bank and its subsidiaries are included in the consolidated federal income tax return of the Company. The Company is a party to a tax sharing agreement with the Bank. Under the terms of the agreement, the Bank's share of consolidated tax is computed on a separate company basis.


     Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are the allowance for loan losses, deferred loan fees and interest reserves. The Company's effective income tax rate differs from the federal statutory rate primarily as a result of state income taxes, net of federal benefit, lower rate brackets and tax-exempt income.


13. Net Income Per Share


     The Company follows the provisions of SFAS No. 128, Earnings Per Share, which eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.


14. Supplemental Cash Flow Information


     The Company and the Bank consider cash on hand, amounts due from banks and federal funds sold as cash equivalents. Generally, federal funds are purchased and sold for one-day periods. Other supplemental cash flow information is as follows:



                                                                                      June 30,
                                                                        1999            1998            1997
                                                                   --------------  --------------  --------------
Cash payments for interest ......................................   $11,684,000     $ 8,306,000     $ 5,041,000
Cash payments for income taxes ..................................       875,000       1,710,000              --
Transfer of loans into property acquired through loan foreclosure
 actions ........................................................       315,000         111,000         337,000
Issuance of stock, for purchase of minority interest ............            --         890,000              --

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -- (Continued)

15. Advertising Costs

     It is the Company's policy to expense advertising costs in the period in which they are incurred. Advertising expense for June 30, 1999, 1998 and 1997 was approximately $26,000, $25,000 and $25,000, respectively.

16. Reclassification

     Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE B -- BANK SUBSIDIARIES

     The Bank has three majority-owned subsidiaries and four wholly-owned subsidiaries. They are as follows:

1. Crusader Mortgage Corporation

     In July 1996, the Bank formed CMC for pursuing the origination and acquisition for resale of non-conforming mortgages. Initially, the Bank maintained a 51% controlling interest in CMC, which was subsequently increased to 67.5% in September 1997 and 100% effective November 30, 1997. The additional interest purchased in September 1997 was purchased for $155,000. The remaining interest purchased in November was exchanged for 150,000 shares of the common stock of the Company and the payment of accrued compensation of $250,000 to the former minority shareholder. These transactions were accounted for under the purchase method of accounting. A total of $1,271,000 of goodwill was recorded and is being amortized over a 15-year period. The agreement further requires that the minority shareholder's shares of common stock be escrowed for three years, with a portion of such shares released on each of three designated dates, and provides for the granting of an irrevocable proxy pursuant to which the shares will be voted in the same proportion as the other outstanding shares of common stock are voted. The agreement also contains certain indemnities in favor of the Company, the Bank, and CMC, and prohibits the minority shareholder from competing with the Company for a period of three years.

2. Other

     Crusader Servicing Corporation, a 60% owned subsidiary that commenced operations in August 1996, acquires, through auction, delinquent property tax liens in certain jurisdictions throughout the country, assuming a lien position that is generally superior to any mortgage liens on the property and obtaining certain foreclosure rights as defined by local statute. Quest Holding Corporation, a wholly-owned subsidiary, periodically holds title to the real estate holdings of the Bank acquired through foreclosure, pending resale of such property. Asset Investment Corporation, a wholly owned subsidiary, holds the title to the Bank's multi-family and commercial loan portfolios. Crusader Mortgage Corporation of Delaware, a 51% owned subsidiary that commenced operations in October 1997, maintains a conforming and nonconforming residential mortgage lending operation in Wilmington, Delaware. National Chinese Mortgage, a 51% owned subsidiary that commenced operations in December 1997, markets loans on an affinity group basis to the U.S. Chinese community.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE C -- LOANS HELD FOR SALE

     Loans held for sale are as follows:



                                                             June 30, 1999
                                      ------------------------------------------------------------
                                                           Gross          Gross
                                                        unrealized     unrealized        Fair
                                           Cost            gains         losses          value
                                      --------------  --------------  ------------  --------------
Residential mortgage loans .........   $74,708,000     $ 2,915,000        $ --       $77,623,000
                                       ===========     ===========        ====       ===========


                                                             June 30, 1998
                                      ------------------------------------------------------------
                                                           Gross          Gross
                                                        unrealized     unrealized        Fair
                                           Cost            gains         losses          value
                                      --------------  --------------  ------------  --------------
Residential mortgage loans .........   $48,389,000     $ 1,210,000        $ --       $49,599,000
                                       ===========     ===========        ====       ===========

NOTE D -- INVESTMENT SECURITIES

     The amortized cost, unrealized gains and losses, and fair market value of the Bank's available-for-sale and mortgage-backed securities are as follows:



                                                               June 30, 1999
                                       -------------------------------------------------------------
                                                           Gross          Gross
                                                        unrealized      unrealized         Fair
                                            Cost           gains          losses           value
                                       --------------  ------------  ---------------  --------------
Investment securities
   U.S. Government agencies .........   $ 8,487,000      $     --      $  (267,000)    $ 8,220,000
   Other ............................     7,932,000        40,000         (216,000)      7,756,000
   FHLB stock .......................     4,478,000            --               --       4,478,000
                                        -----------      --------      -----------     -----------
                                         20,897,000        40,000         (483,000)     20,454,000
Mortgage-backed securities ..........    11,073,000         3,000         (317,000)     10,759,000
                                        -----------      --------      -----------     -----------
                                        $31,970,000      $ 43,000      $  (800,000)    $31,213,000
                                        ===========      ========      ===========     ===========


                                                              June 30, 1998
                                       ------------------------------------------------------------
                                                           Gross          Gross
                                                        unrealized     unrealized         Fair
                                            Cost           gains         losses           value
                                       --------------  ------------  --------------  --------------
Investment securities
   U.S. Government agencies .........   $        --      $     --      $       --     $        --
   Other ............................     1,000,000            --              --       1,000,000
   FHLB stock .......................     2,363,000            --              --       2,363,000
                                        -----------      --------      ----------     -----------
                                          3,363,000            --              --       3,363,000
Mortgage-backed securities ..........    14,188,000        20,000         (20,000)     14,188,000
                                        -----------      --------      ----------     -----------
                                        $17,551,000      $ 20,000      $  (20,000)    $17,551,000
                                        ===========      ========      ==========     ===========

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



                                                      June 30, 1999
                                              ------------------------------
                                                    Available-for-sale
                                              ------------------------------
                                                Amortized          Fair
                                                   cost            value
                                              -------------   --------------
Investment securities
 Due after one through five years .........   $   860,000      $   900,000
 Due after ten years ......................    15,559,000       15,076,000
Mortgage-backed securities ................    11,073,000       10,759,000
FHLB stock ................................     4,478,000        4,478,000
                                              -----------      -----------
                                              $31,970,000      $31,213,000
                                              ===========      ===========

NOTE E -- MORTGAGE-BACKED SECURITIES

     The amortized cost, unrealized gains and losses, and fair market values of the Bank's available-for-sale securities are summarized as follows:



                                                      June 30, 1999
                               ------------------------------------------------------------
                                                   Gross          Gross
                                  Amortized     unrealized     unrealized         Fair
                                    cost           gains         losses           value
                               --------------  ------------  --------------  --------------
Available-for-sale
 FHLMC certificates .........   $ 1,146,000       $ 3,000     $   (11,000)    $ 1,138,000
 GNMA certificates ..........       752,000            --         (10,000)        742,000
 FNMA certificates ..........     9,175,000            --        (296,000)      8,879,000
                                -----------       -------     -----------     -----------
                                $11,073,000       $ 3,000     $  (317,000)    $10,759,000
                                ===========       =======     ===========     ===========



                                                      June 30, 1998
                               ------------------------------------------------------------
                                                   Gross          Gross
                                  Amortized     unrealized     unrealized         Fair
                                    cost           gains         losses           value
                               --------------  ------------  --------------  --------------
Available-for-sale
 FHLMC certificates .........   $ 6,012,000      $ 11,000      $  (13,000)    $ 6,010,000
 GNMA certificates ..........     3,832,000         1,000          (6,000)      3,827,000
 FNMA certificates ..........     4,344,000         8,000          (1,000)      4,351,000
                                -----------      --------      ----------     -----------
                                $14,188,000      $ 20,000      $  (20,000)    $14,188,000
                                ===========      ========      ==========     ===========


     Proceeds from the sale of mortgage-backed securities were $5,287,000, $1,915,000, and $1,936,000 at June 30, 1999, 1998 and 1997, respectively.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE F -- LOANS RECEIVABLE

     Loans receivable are as follows:



                                                                        June 30,
                                                            ---------------------------------
                                                                  1999              1998
                                                            ---------------   ---------------
  Residential one-to-four family mortgage loans .........    $ 77,775,000      $ 59,597,000
  Multi-family mortgage loans ...........................      24,883,000        24,473,000
  Construction loans ....................................       4,775,000         1,210,000
  Commercial mortgage loans .............................      73,117,000        34,235,000
  Consumer loans ........................................       8,750,000         2,496,000
                                                             ------------      ------------
    Total loans ............................... .........     189,300,000       122,011,000
  Deferred loan fees and unearned discounts .............         (81,000)         (170,000)
  Allowance for possible loan losses ....................      (1,523,000)         (857,000)
                                                             ------------      ------------
    Net loans ................................. .........    $187,696,000      $120,984,000
                                                             ============      ============


     The Bank had loans outstanding which were secured by real estate and/or deposit accounts to directors and officers of $2,949,000 and $2,862,000 at June 30, 1999 and 1998, respectively. During 1999, $505,000 of new loans were made and repayments totaled $418,000. Management of the Bank is of the opinion that these loans were made in the ordinary course of business and on substantially the same terms as those prevailing at the same time for comparable transactions with unrelated parties and do not involve more than normal risk of collectibility or present other unfavorable features.

     Included in loans receivable are non-accrual loans past due 90 days or more in the amounts of $2,013,000 and $1,352,000 at June 30, 1999 and 1998,
respectively. If interest income had been recorded on all non-accrual loans had they been current in accordance with their original terms, income would have increased for the years ended June 30, 1999, 1998 and 1997 by approximately $157,000, $57,000 and $57,000, respectively.

     Also included in loans receivable are loans past due 90 days or more and accruing in the amount of $840,000 and $-0- at June 30, 1999 and 1998, respectively, which have not been classified as non-accrual due to management's belief that the loans are well-secured and in the process of collection.

     There were no impaired loans at June 30, 1999 and 1998.

     Activity in the allowance for loan losses was as follows:



                                                    Year ended June 30,
                                       ---------------------------------------------
                                             1999            1998           1997
                                       ---------------   ------------   ------------
Balance, beginning of year .........     $   857,000      $ 472,000      $ 430,000
Provision for loan losses ..........         713,000        385,000         58,000
Charge-offs ........................         (47,000)            --        (16,000)
                                         -----------      ---------      ---------
Balance, end of year ...............     $ 1,523,000      $ 857,000      $ 472,000
                                         ===========      =========      =========

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE G -- PREMISES AND EQUIPMENT

     Premises and equipment are as follows:



                                                                           June 30,
                                                 Estimated      -------------------------------
                                                useful lives         1999             1998
                                              ---------------   --------------   --------------
Furniture, fixtures and equipment .........   5 to 10 years      $ 1,783,000      $ 1,627,000
  Less accumulated depreciation . .........                         (715,000)        (641,000)
                                                                 -----------      -----------
                                                                 $ 1,068,000      $   986,000
                                                                 ===========      ===========

     Depreciation expense for the years ended June 30, 1999, 1998 and 1997 was approximately $240,000, $176,000 and $127,000, respectively.

NOTE H -- DEPOSITS

     Deposits are as follows:



                                                                June 30,
                                          -----------------------------------------------------
                                                     1999                       1998
                                          --------------------------  -------------------------
                                           Weighted                    Weighted
                                           interest                    interest
                                             rate         Amount         rate        Amount
                                          ----------  --------------  ---------  --------------
Demand .................................    --%        $  6,117,000     --%       $  5,662,000
Money market NOW and Super NOW .........  4.32           14,036,000   3.93          15,076,000
Passbook and statement savings .........  2.75            1,427,000   2.66           1,708,000
                                                       ------------               ------------
                                                         21,580,000                 22,446,000
Time deposits ..........................  5.11          167,526,000   5.86          96,385,000
                                                       ------------               ------------
                                                       $189,106,000               $118,831,000
                                                       ============               ============

     At June 30, 1999, the scheduled maturities of time deposits are as follows:


1999 ........................    $134,660,000
2000 ........................      23,708,000
2001 ........................       2,785,000
2002 ........................       2,091,000
2003 and thereafter .........       4,282,000
                                 ------------
                                 $167,526,000
                                 ============

     Included in deposits as of June 30, 1999 and 1998 are deposits greater than $100,000 of approximately $93,111,000 and $47,472,000, respectively.

NOTE I -- BORROWINGS

     Advances from the Federal Home Loan Bank of Pittsburgh (FHLB), which generally have maturities of less than one year, are as follows:



                                                                 June 30,
                                                    -----------------------------------
                                                          1999               1998
                                                    ----------------   ----------------
Advances outstanding at end of period ...........     $ 24,800,000       $ 24,150,000
Interest rate at end of period ..................             5.51%              5.60%
Approximate average amount outstanding ..........       12,149,000         14,253,000
Maximum month-end balance .......................       44,700,000         43,500,000
Approximate weighted average rate 5.65% .........             5.65%              5.89%

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE I -- BORROWINGS  -- (Continued)

     At June 30, 1999 and 1998, long term advances from the FHLB totaled $55,500,000 and $25,000,000, respectively. These advances are collateralized by certain first mortgage loans and mortgage-backed securities. At both June 30, 1999 and 1998, long-term securities sold under agreements to repurchase totaled $8,280,000. These repurchase agreements are collateralized by certain mortgage-backed securities.

     At June 30, 1999, outstanding long-term securities sold under agreements to repurchase and advances from the FHLB mature as follows:



                         Securities sold
                        under agreements          FHLB
                          to repurchase         advances
                       ------------------   ---------------
2000 ...............       $ 3,280,000       $         --
2001 ...............                --                 --
2002 ...............                --                 --
2003 ...............         5,000,000                 --
2004 ...............                --          3,000,000
Thereafter .........                --         52,500,000
                           -----------       ------------
                           $ 8,280,000       $ 55,500,000
                           ===========       ============

NOTE J -- INCOME TAXES

     The provision for income taxes is as follows:



                                            Year ended June 30,
                               ----------------------------------------------
                                    1999             1998            1997
                               --------------   --------------   ------------
Current
 Federal ...................    $ 2,743,000      $ 2,034,000      $ 500,000
 State .....................        146,000          228,000         17,000
                                -----------      -----------      ---------
    Total current ..........      2,889,000        2,262,000        517,000
                                -----------      -----------      ---------
Deferred
 Federal ...................       (232,000)        (153,000)       (37,000)
                                -----------      -----------      ---------
    Total deferred .........       (232,000)        (153,000)       (37,000)
                                -----------      -----------      ---------
                                $ 2,657,000      $ 2,109,000      $ 480,000
                                ===========      ===========      =========


     The reconciliation of the statutory federal income tax provision to the actual tax provision is as follows:



                                                                             Year ended June 30,
                                                                ----------------------------------------------
                                                                     1999             1998            1997
                                                                --------------   --------------   ------------
Statutory federal income tax ................................    $ 2,592,000      $ 1,987,000      $ 494,000
State and local income taxes, net of federal impact .........         96,000          165,000         11,000
Tax-exempt income ...........................................        (77,000)         (25,000)       (13,000)
Goodwill amortization .......................................         29,000           18,000             --
Other, net ..................................................         17,000          (36,000)       (12,000)
                                                                 -----------      -----------      ---------
   Income tax provision .....................................    $ 2,657,000      $ 2,109,000      $ 480,000
                                                                 ===========      ===========      =========

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE J -- INCOME TAXES -- (Continued)

     Deferred tax assets and liabilities consist of the following:



                                                                       June 30,
                                                              --------------------------
                                                                  1999           1998
                                                              ------------   -----------
Deferred tax assets
 Deferred loan fees .......................................    $      --      $  10,000
 Interest reserve .........................................      104,000         53,000
 Provision for loan losses ................................      492,000        254,000
 Unrealized loss on securities available-for-sale .........      278,000             --
 Basis of property and equipment ..........................      (33,000)        14,000
                                                               ---------      ---------
   Net deferred tax asset .................................    $ 841,000      $ 331,000
                                                               =========      =========


NOTE K -- SHAREHOLDERS' EQUITY

     On September 14, 1999, the Company declared a 5% stock dividend payable October 14, 1999 to shareholders of record on October 6, 1999. Shareholders' equity at June 30, 1999, has been retroactively adjusted to reflect this dividend. The Company also approved a stock repurchase plan for up to 100,000 shares of common stock. Repurchases can be from time to time in open market transactions, block purchases, privately registered transactions or otherwise at prevailing market prices. No time limit has been set for the completion of this program.

     On April 9, 1999, the Company approved a stock repurchase plan of 107,900 shares of common stock. At June 30, 1999, the Company had repurchased 40,845 shares at a cost of $368,000. The Company completed this program during July 1999 at an average cost of $9.18 per share.

     On July 28, 1998, the Company declared a 5% stock dividend payable August 28, 1998 to shareholders of record on August 21, 1998. Shareholders' equity at June 30, 1998, has been retroactively adjusted to reflect this dividend.

     The Company completed its initial public offering on February 13, 1998 (March 11, 1998 with respect to the over-allotment shares) aggregating 1,150,000 shares (the Shares) of common stock, $0.01 par value. The initial public offering price of the Shares was $15.00 ($13.61 as adjusted for subsequent stock dividends). The net proceeds received by the Company in connection with the public offering were approximately $15,404,000. Total offering costs approximated $1,800,000, including underwriting discounts.

     On December 8, 1997, the Company declared a two for one stock split effected in the form of a 100% stock dividend. The Company also amended and restated its Articles of Incorporation whereby the Company is authorized to issue 20,000,000 shares of capital stock, par value $0.01 per share and 5,000,000 shares of preferred stock, par value $0.01 per share. Under the Company's amended Articles of Incorporation, the Board of Directors of the Company may, from time to time, authorize the shares of preferred stock, in one or more series.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE L -- EARNINGS PER SHARE

     The Company's calculation of earnings per share in accordance with SFAS No. 128 is as follows:



                                                                      Year ended June 30, 1999
                                                             ------------------------------------------
                                                                 Income          Shares       Per share
                                                              (numerator)    (denominator)     amount
                                                             -------------  ---------------  ----------
Basic earnings per share
 Net income available to common shareholders ..............   $ 4,966,000      4,016,000      $  1.24
Effect of dilutive securities
 Options ..................................................            --          4,000           --
                                                              -----------      ---------      -------
Diluted earnings per share
 Net income available to common shareholders plus assumed
   conversions ............................................   $ 4,966,000      4,020,000      $  1.24
                                                              ===========      =========      =======


     Options to purchase 85,113 shares of common stock from $11.31 to $13.61 per share were outstanding during 1999. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.



                                                                      Year ended June 30, 1998
                                                             ------------------------------------------
                                                                 Income          Shares       Per share
                                                              (numerator)    (denominator)     amount
                                                             -------------  ---------------  ----------
Basic earnings per share
 Net income available to common shareholders ..............   $ 3,736,000      3,095,000     $  1.21
Effect of dilutive securities
 Options ..................................................            --         13,000       (0.01)
                                                              -----------      ---------     -------
Diluted earnings per share
 Net income available to common shareholders plus assumed
   conversions ............................................   $ 3,736,000      3,108,000     $  1.20
                                                              ===========      =========     =======


     Basic and diluted weighted average shares outstanding for the year ended June 30, 1997 were 2,297,000. There were no dilutive securities outstanding in 1997.

NOTE M -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND
          CONCENTRATIONS OF CREDIT RISK

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

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE M -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND
          CONCENTRATIONS OF CREDIT RISK  -- (Continued)

     Financial instruments, the contract amounts of which represent credit risk, include commitments to originate loans of $8,239,000 and $5,244,000 at June 30, 1999 and 1998, respectively, as follows:



                                                                 1999                            1998
                                                    ------------------------------  ------------------------------
                                                         Fixed         Variable          Fixed         Variable
                                                         rate            rate            rate            rate
                                                    --------------  --------------  --------------  --------------
First mortgage loans .............................   $ 1,417,000     $ 1,447,000     $ 1,346,000     $   549,000
Commercial real estate and multi-family mortgages             --       5,375,000              --       3,349,000
                                                     -----------     -----------     -----------     -----------
                                                     $ 1,417,000     $ 6,822,000     $ 1,346,000     $ 3,898,000
                                                     ===========     ===========     ===========     ===========

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


     The Bank loan portfolio consists of one-to-four family residential real estate loans in the metropolitan Philadelphia area, primarily Delaware, Montgomery, Philadelphia, Bucks and Chester counties in Pennsylvania, as well as southern New Jersey and northern Delaware. The Bank offers both fixed and adjustable rates of interest on these loans which have amortization terms ranging to 30 years. The loans are generally originated on the basis of up to an 80% loan-to-value ratio, which has historically provided the Bank with more than adequate collateral coverage in the event of default. Nevertheless, the Bank, as with any lending institution, is subject to the risk that residential real estate values in the primary lending area will deteriorate, thereby potentially impairing collateral values. However, management believes that residential real estate values are presently stable in its primary lending area and that loan loss allowances have been provided for in amounts commensurate with its current perception of the foregoing risks in the portfolio.


NOTE N -- COMMITMENTS AND CONTINGENCIES


1. Lease Commitments


     The Bank has entered into non-cancelable operating lease agreements for both branch banking facilities and office space. The lease terms range from 5 to 10 years. The approximate minimum annual rental payments at June 30, 1999, under these leases are as follows:


2000 ...............    $   172,000
2001 ...............        180,000
2002 ...............        171,000
2003 ...............        162,000
Thereafter .........        422,000
                        -----------
                        $ 1,107,000
                        ===========

     Rental expense amounted to $177,000 for the year ended June 30, 1999 and $202,000 for each of the years ended June 30, 1998 and 1997.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE N -- COMMITMENTS AND CONTINGENCIES  -- (Continued)

2. Other

     The Bank is party to certain claims and litigation arising in the ordinary course of business. In the opinion of management, the resolution of such claims and litigation will not materially affect the Bank's consolidated financial position or results of operations.

     During October 1998, one of the Bank's deposit customers (the Bank Depositor) had approximately $1.3 million of dishonored money orders which resulted in its account being deficient by a similar amount. The Bank has initiated a lawsuit in the Court of Common Pleas of Philadelphia County against the money order company which placed the stop payments on the money orders issued, and the Bank Depositor; alleging, among other things, that the money orders were improperly stopped and the Bank was a holder in due course and is therefore entitled to reimbursement. The Bank is seeking reimbursement in the lawsuit. The Bank has also initiated an involuntary bankruptcy proceeding against the Bank Depositor in the United States Bankruptcy Court for the Eastern District of Pennsylvania. The Bank is seeking to have a trustee preserve the assets of the Bank Depositor in order that the Bank may receive partial reimbursement. An order for relief under Chapter 7 of the Bankruptcy Code was granted on March 8, 1999. In December 1998, the Company recorded a pre-tax provision of $950,000 to provide for its potential exposure with respect to the money orders. The Company believes its litigation has strong merit; however, the provision was recorded because of the length of time likely to transpire before the litigation is finalized and the potential uncertainty associated therewith.

3. Employment Contracts

     The Company has a five-year employment agreement with its President. Under the terms of the agreement, he will devote substantially all of his time and effort to conducting the business activities of the Company as President and will receive an annual salary of $150,000 for each of the five years of the agreement. His employment is terminable by the Company for cause as defined in the agreement, and is terminable by him upon written notice to the Company. Upon termination, he is not permitted to compete with the Company or any subsidiary or affiliate of the Company by soliciting its employees or soliciting business from its customers or suppliers for a period of one year following such termination.

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

NOTE O -- EMPLOYEE BENEFIT PLAN

     The Bank has a 401(k) defined contribution plan covering all employees, as defined under the plan document. Employees may contribute up to 15% of compensation, as defined under the plan document. The Bank can make discretionary contributions. The Bank contributed $11,000, $7,000, and $5,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

NOTE P -- STOCK OPTION PLAN

     The Board of Directors and shareholders adopted a Directors' Stock Option Plan (the Directors' Plan). Certain directors are eligible to receive, at no cost to them, options under the Directors' Plan. Options granted under the Directors' Plan are non-qualified stock options. Options granted under the Directors' Plan are five-year

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE P -- STOCK OPTION PLAN  -- (Continued)

options at the fair market value of the common stock at the time of the grant. Options vest in accordance with the terms of the grant. Upon termination from the Company, except in cases of death, the option shares expire after 30 days. Option shares may be paid in cash, shares of the common stock, or a combination of both. An aggregate of 100,000 shares of common stock have been reserved under the Directors' Plan. At June 30, 1999, 73,113 options were granted.

     Prior to the initial public offering (the Offering), grants of option to purchase 28,455 shares were made to certain directors under a phantom stock option plan. At the time of the Offering, such directors renounced their right to such phantom options and, based upon their prior interests in the phantom options, received options to purchase an aggregate of 59,755 shares pursuant to the Directors' Stock Option Plan at the Offering price.

     The Board of Directors and shareholders adopted an Employee Stock Option Plan (the Employee Plan). Employees are eligible to receive, at no cost to them, options under the Employee Plan. Options granted under the Employee Plan are non-qualified stock options. These options are five-year options at the fair market value of the common stock at the time of the grant. Options vest in accordance with the terms of the grant. Upon termination from the Company, except in cases of death, the option shares expire after 30 days. Option shares may be paid in cash, shares of the common stock, or a combination of both. An aggregate of 200,000 shares of common stock have been reserved under the Employee Plan. At June 30, 1999, 54,994 options were granted under the Employee Plan.

     Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.



                                                                   Year ended June 30,
                                                            ---------------------------------
                                                                  1999              1998
                                                            ---------------   ---------------
Net income ..............................   As reported       $4,966,000        $3,736,000
                                            Pro forma          4,891,000         3,711,000

Net income per share -- basic ...........   As reported       $     1.24        $     1.21
                                            Pro forma               1.22              1.20

Net income per share -- diluted .........   As reported       $     1.24        $     1.20
                                            Pro forma               1.22              1.19

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants: dividend yield of 0% in both 1999 and 1998; expected volatility of 32% and 22% in 1999 and 1998, respectively; risk-free interest rates of 4.97 % in 1999 and 5.6% in 1998; and expected lives of five years for both years.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE P -- STOCK OPTION PLAN  -- (Continued)

     A summary of the status of the Company's stock option plans as of June 30, 1999 and 1998 is presented below:



                                                                       1999                       1998
                                                            --------------------------   ----------------------
                                                                            Weighted                   Weighted
                                                                             average                   average
                                                                            exercise                   exercise
                                                               Shares         price        Shares       price
                                                            -----------   ------------   ----------   ---------
Outstanding, beginning of year ..........................     109,919      $   13.06           --     $    --
Granted .................................................      20,944          10.38      109,919       13.06
Forfeited ...............................................      (2,756)         13.61           --          --
Exercised ...............................................          --             --           --          --
                                                              -------                     -------
Outstanding, end of year ................................     128,107      $   12.61      109,919     $ 13.06
                                                              -------                     -------
Options exercisable at year-end .........................      78,222                          --
                                                              =======                     =======
Weighted average fair value of options granted during the
 year ...................................................                  $    4.04                  $  4.54
                                                                           =========                  =======

     The following table summarizes information about options outstanding at June 30, 1999:



                         Options outstanding                                    Option exercisable
----------------------------------------------------------------------   --------------------------------
                                              Weighted                                         Weighted
                             Number            average       Weighted         Number           average
                         outstanding at       remaining       average     outstanding at      remaining
       Range of             June 30,         contractual     exercise        June 30,        contractual
   exercise prices            1999          life (years)       price           1999          life (years)
---------------------   ----------------   --------------   ----------   ----------------   -------------
    $9.88 - 13.61           128,107            4.17          $ 12.61          78,222             4.05

NOTE Q -- SEGMENT INFORMATION

     In 1999, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 supercedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach focuses on internal financial information that is used by management to assess performance and to make operating decisions. SFAS No. 131 also requires disclosures about products, services, geographic areas, and major customers. The adoption of SFAS No. 131 had no effect on the Company's results of operations or financial position.

     The Company's reportable segments have been determined based upon internal profitability reporting systems, which are organized by its strategic business units. The Company's reportable segments are (1) the Bank, which for purpose of this Note consists principally of conforming credit residential mortgages, commercial lending, consumer lending and branch operations; (2) nonconforming credit residential mortgage loans and (3) secured property tax liens.

     The financial information of the Company's reportable segments have been compiled utilizing the accounting policies described in Note A with the exception that the Company allocates interest expense for the funding of the assets applicable to each segment at internally developed rates which generally approximate the prime lending rate, and in turn credits the Bank segment with such interest. The provision for loan losses is allocated to each segment based largely on management's estimates of loss exposure. In contrast, the level of the consolidated provision is determined by methodologies as described in Note A to assess the overall adequacy for the Company as a whole. Certain types of administrative and corporate expenses are generally not allocated to the segments but instead are included under the Bank. Income tax expense is allocated to the segments based upon the pre-tax income of each segment multiplied by the Company's effective tax rate. Deferred taxes are not allocated to segments. The management accounting policies and processes utilized in compiling segment financial

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE Q -- SEGMENT INFORMATION  -- (Continued)

information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions.



                                                       Nonconforming      Secured
                                                           credit         property
                                           Bank          mortgages       tax liens         Total
                                      --------------  ---------------  -------------  --------------
For the year ended June 30, 1999:
 Net interest income ...............   $  7,809,000     $ 1,490,000     $   660,000    $  9,959,000
 Provision for loan losses .........        506,000         183,000          24,000         713,000
 Noninterest income ................      1,813,000       2,891,000              --       4,704,000
 Noninterest expenses ..............      3,747,000       2,189,000         211,000       6,147,000
                                       ------------     -----------     -----------    ------------
 Income before taxes ...............      5,369,000       2,009,000         425,000       7,803,000
 Income taxes ......................      1,872,000         700,000          85,000       2,657,000
 Minority interest .................             --              --         180,000         180,000
                                       ------------     -----------     -----------    ------------
 Net income ........................      3,497,000       1,309,000         160,000       4,966,000
                                       ------------     -----------     -----------    ------------
Balance at June 30, 1999:
 Interest earning assets ...........    249,201,000      36,661,000      13,811,000     299,673,000
 Other assets ......................      4,568,000       2,650,000         389,000       7,607,000
                                       ------------     -----------     -----------    ------------
 Total assets ......................   $253,769,000     $39,311,000     $14,200,000    $307,280,000
                                       ============     ===========     ===========    ============
For the year ended June 30, 1998:
 Net interest income ...............   $  4,741,000     $ 1,076,000     $   219,000    $  6,036,000
 Provision for loan losses .........        304,000          75,000           6,000         385,000
 Noninterest income ................        814,000       4,199,000              --       5,013,000
 Noninterest expenses ..............      2,027,000       2,680,000          40,000       4,747,000
                                       ------------     -----------     -----------    ------------
 Income before taxes ...............      3,224,000       2,520,000         173,000       5,917,000
 Income taxes ......................      1,163,000         909,000          37,000       2,109,000
 Minority interest .................             --              --          72,000          72,000
                                       ------------     -----------     -----------    ------------
 Net income ........................      2,061,000       1,611,000          64,000       3,736,000
                                       ------------     -----------     -----------    ------------
Balance at June 30, 1998:
 Interest earning assets ...........    158,305,000      34,300,000       4,468,000     197,073,000
 Other assets ......................        519,000       4,439,000           3,000       4,961,000
                                       ------------     -----------     -----------    ------------
 Total assets ......................   $158,824,000     $38,739,000     $ 4,471,000    $202,034,000
                                       ============     ===========     ===========    ============
For the year ended June 30, 1997:
 Net interest income ...............   $  2,637,000     $   108,000     $    44,000    $  2,789,000
 Provision for loan losses .........         42,000          11,000           5,000          58,000
 Noninterest income ................        511,000       1,074,000              --       1,585,000
 Noninterest expenses ..............      1,962,000         886,000          14,000       2,862,000
                                       ------------     -----------     -----------    ------------
 Income before taxes ...............      1,144,000         285,000          25,000       1,454,000
 Income taxes ......................        381,000          95,000           4,000         480,000
 Minority interest .................             --              --          12,000          12,000
                                       ------------     -----------     -----------    ------------
 Net income ........................        763,000         190,000           9,000         962,000
                                       ------------     -----------     -----------    ------------
Balance at June 30, 1997:
 Interest earning assets ...........    108,206,000       4,300,000       2,073,000     114,579,000
 Other assets ......................      2,173,000         331,000          10,000       2,514,000
                                       ------------     -----------     -----------    ------------
 Total assets ......................   $110,379,000     $ 4,631,000     $ 2,083,000    $117,093,000
                                       ============     ===========     ===========    ============

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE Q -- SEGMENT INFORMATION  -- (Continued)

     The Bank activities are conducted primarily in the metropolitan Philadelphia area. Nonconforming credit operations are conducted principally in the Eastern portion of the United States while secured property tax lien activities are currently concentrated in the states of New Jersey and Connecticut.

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

     Estimated fair values have been determined by the Bank using the best available data and an estimation methodology suitable for each category of financial instrument. The estimation methodologies used, the estimated fair values, and recorded book balances at June 30, 1999 and 1998 are outlined below.

     For cash and due from banks and federal funds sold, the recorded book value of approximately $6,056,000 and $10,670,000 approximates fair value at June 30, 1999 and 1998, respectively. The estimated fair values of loans held for sale, investment securities and mortgage-backed securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

     The fair values of loans are estimated based on a discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The carrying value of accrued interest approximates fair value.



                                                                         June 30,
                                            -------------------------------------------------------------------
                                                          1999                               1998
                                            ---------------------------------  --------------------------------
                                                Carrying      Estimated fair       Carrying      Estimated fair
                                                 amount            value            amount           value
                                            ---------------  ----------------  ---------------  ---------------
Loans held for sale ......................   $ 74,708,000      $ 77,623,000     $ 48,389,000     $ 49,599,000
Investment and mortgage-backed securities      31,213,000        31,213,000       17,551,000       17,551,000
Loans ....................................    189,300,000       191,163,000      122,011,000      124,838,000

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



                                                      June 30,
                         ------------------------------------------------------------------
                                       1999                              1998
                         ---------------------------------  -------------------------------
                             Carrying      Estimated fair      Carrying      Estimated fair
                              amount            value           amount           value
                         ---------------  ----------------  --------------  ---------------
Time deposits .........   $167,526,000      $167,309,000     $96,385,000      $96,511,000

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

     NOTE R -- FAIR VALUE OF FINANCIAL INSTRUMENTS -- (Continued)

     The fair values of advances from the FHLB and securities sold under agreements to repurchase totalling $80,300,000 and $8,280,000, respectively, at June 30, 1999 and $49,150,000 and $8,280,000, respectively, at June 30, 1998, are estimated to approximate their recorded book balances.

     There was no material difference between the contract amount and the estimated fair value of off-balance-sheet items which totalled approximately $8,239,000 and $5,243,000 at June 30, 1999 and 1998, respectively, and primarily comprise unfunded loan commitments which are generally priced at market at the time of funding.

NOTE S -- REGULATORY MATTERS

1. Dividends

     The payment of dividends by the Bank to the Company is prohibited unless the Bank meets specific capital and earning requirements. In general, the regulation divides savings banks into three tiers, according to their ability to meet the current minimum capital requirements.

2. Regulatory Capital

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possible additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and core capital (as defined in the regulations) to risk-weighted assets, and of core capital to adjusted assets. Management believes, as of June 30, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

     As of June 30, 1999, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, core risk-based and core leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE S -- REGULATORY MATTERS -- (Continued)

     A summary of the Bank's capital amounts and ratios as of June 30, 1999 follows:



                                                                                                    To be well capitalized
                                                                                 Minimum                 under prompt
                                                                               for capital             corrective action
                                                     Actual                 adequacy purposes             provisions
                                           ---------------------------  -------------------------  -------------------------
                                              Ratio         Amount        Ratio        Amount        Ratio        Amount
                                           ----------  ---------------  ---------  --------------  ---------  --------------
Shareholders' equity and ratio to total
 assets .................................   8.97%       $ 27,604,000
Unrealized loss on investment
 securities, net of taxes ...............                    508,000
Goodwill ................................                 (1,135,000)
Minority interest .......................                    230,000
                                                        ------------
Tangible capital and ratio to adjusted
 total assets ...........................   8.87        $ 27,207,000    1.5%        $ 4,599,000
                                                        ============                ===========
Core capital and ratio to adjusted total
 assets .................................   8.87        $ 27,207,000    4.0         $12,263,000     5.0%       $15,328,000
                                                        ============                ===========                ===========
Core capital and ratio to risk-weighted
 assets .................................  14.13        $ 27,207,000                                6.0        $18,394,000
                                                        ------------                                           ===========
Allowance for loan and lease losses .....                  1,523,000
                                                        ------------
Supplementary capital ...................                  1,523,000
                                                        ------------
Total risk-based capital and ratio to
 risk-weighted assets (1) ...............  14.92        $ 28,730,000    8.0         $15,402,000    10.0        $19,252,000
                                                        ============                ===========                ===========
Total assets ............................               $307,704,000
                                                        ============
Adjusted total assets ...................               $306,569,000
                                                        ============
Risk-weighted assets ....................               $192,519,000
                                                        ============

(1) Does not reflect the interest rate risk component to the risk-based capital requirement, the effective date of which has been postponed.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE S -- REGULATORY MATTERS -- (Continued)

     A summary of the Bank's capital amounts and ratios as of June 30, 1998 follows:


                                                                                      Minimum
                                                                                    for capital
                                                          Actual                 adequacy purposes
                                               ----------------------------  --------------------------
                                                  Ratio          Amount         Ratio        Amount
                                               -----------  ---------------  ----------  --------------
Shareholders' equity and ratio to total
 assets .....................................  10.96%        $ 23,215,000
Goodwill ....................................                  (1,219,000)
Minority interest ...........................                      93,000
                                                             ------------
Tangible capital and ratio to adjusted
 total assets ...............................  11.00         $ 22,089,000    1.50%        $ 3,011,000
                                                             ============                 ===========
Core capital and ratio to adjusted total
 assets .....................................  11.00         $ 22,089,000    4.00         $ 8,030,000
                                                             ============                 ===========
Core capital and ratio to risk-weighted
 assets .....................................  20.30         $ 22,089,000
                                                             ------------
Allowance for loan and lease losses .........                     855,000
                                                             ------------
Supplementary capital .......................                     855,000
                                                             ------------
Total risk-based capital and ratio to risk-
 weighted assets (1) ........................  21.09         $ 22,944,000    8.00         $ 8,711,000
                                                             ============                 ===========
Total assets ................................                $201,978,000
                                                             ============
Adjusted total assets .......................                $200,759,000
                                                             ============
Risk-weighted assets ........................                $108,888,000
                                                             ============

[RESTUBBED]

                                                 To be well capitalized
                                                      under prompt
                                                   corrective action
                                                       provisions
                                               --------------------------
                                                  Ratio        Amount
                                               ----------  --------------
Shareholders' equity and ratio to total
 assets .....................................
Goodwill ....................................

Minority interest ...........................
Tangible capital and ratio to adjusted
 total assets ...............................

Core capital and ratio to adjusted total
 assets .....................................   5.00%       $10,038,000
                                                            ===========
Core capital and ratio to risk-weighted
 assets .....................................   6.00        $ 6,533,000
                                                            ===========
Allowance for loan and lease losses .........

Supplementary capital .......................

Total risk-based capital and ratio to risk-
 weighted assets (1) ........................  10.00        $10,889,000
                                                            ===========
Total assets ................................

Adjusted total assets .......................

Risk-weighted assets ........................

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

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE U -- CONDENSED FINANCIAL INFORMATION -- PARENT COMPANY ONLY

     The condensed financial information of the Company is as follows:


                           CONDENSED BALANCE SHEETS



                                                                       June 30,
                                                             -----------------------------
                                                                  1999            1998
                                                             -------------   -------------
ASSETS
 Cash and due from banks -- non-interest bearing .........   $    67,000     $    71,000
 Investment securities available for sale ................     2,986,000              --
 Investment in subsidiaries ..............................    27,627,000      23,215,000
 Other assets ............................................       120,000          13,000
                                                             -----------     -----------
   Total assets ..........................................   $30,800,000     $23,299,000
                                                             ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
 Notes payable to subsidiary .............................   $ 3,336,000     $        --
 Other liabilities .......................................       128,000          76,000
 Shareholders' equity ....................................    27,336,000      23,223,000
                                                             -----------     -----------
   Total liabilities and shareholders' equity ............   $30,800,000     $23,299,000
                                                             ===========     ===========


                      CONDENSED STATEMENTS OF OPERATIONS



                                                                         Year ended June 30,
                                                             --------------------------------------------
                                                                  1999            1998           1997
                                                             --------------  --------------  ------------
Income
 Equity in undistributed net income of subsidiary .........   $ 4,887,000     $ 3,730,000     $  988,000
 Interest .................................................       199,000
 Non-interest .............................................       222,000         222,000        236,000
                                                              -----------     -----------     ----------
                                                                5,308,000       3,952,000      1,224,000
Expenses
 Interest .................................................       113,000              --             --
 Compensation .............................................       218,000              --             --
 Other ....................................................        11,000         216,000        262,000
                                                              -----------     -----------     ----------
                                                                  342,000         216,000        262,000
                                                              -----------     -----------     ----------
   Net income .............................................   $ 4,966,000     $ 3,736,000     $  962,000
                                                              ===========     ===========     ==========

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE U -- CONDENSED FINANCIAL INFORMATION -- PARENT COMPANY ONLY
 -- (Continued)

                      CONDENSED STATEMENTS OF CASH FLOWS



                                                                                 Year ended June 30,
                                                                   ------------------------------------------------
                                                                        1999              1998             1997
                                                                   --------------   ----------------   ------------
Cash flows from operating activities
 Net income ....................................................    $  4,966,000     $   3,736,000      $  962,000
 Adjustments to reconcile net income to net cash (used
    in) provided by operating activities
   Decrease (increase) in other assets .........................        (107,000)           28,000         (18,000)
   (Decrease) increase in other liabilities ....................          52,000           (17,000)         39,000
   Other .......................................................          (7,000)           49,000         (17,000)
   Equity in undistributed (income) loss of subsidiary .........      (4,887,000)       (3,730,000)       (988,000)
                                                                    ------------     -------------      ----------
    Net cash (used in) provided by operating
     activities ................................................          17,000            66,000         (22,000)
                                                                    ------------     -------------      ----------
Cash flows from investing activities
 Investment in subsidiary ......................................              --       (12,668,000)       (325,000)
 Purchase of investment securities available for sale ..........      (2,989,000)               --              --
                                                                    ------------     -------------      ----------
   Net cash used in investing activities ............. .........      (2,989,000)      (12,668,000)       (325,000)
                                                                    ------------     -------------      ----------
Cash flows from financing activities
 Proceeds from notes payable to shareholders ...................              --        (2,990,000)         73,000
 Proceeds from note payable from subsidiary ....................       3,336,000                --              --
 Capital contributions .........................................              --           252,000         252,000
 Purchase of treasury stock ....................................        (368,000)               --              --
 Proceeds from initial public offering .........................              --        15,404,000              --
                                                                    ------------     -------------      ----------
   Net cash provided by financing activities ......... .........       2,968,000        12,666,000         325,000
                                                                    ------------     -------------      ----------
   Net increase (decrease) in cash and cash
     equivalents ...............................................          (4,000)           64,000         (22,000)
Cash and cash equivalents at beginning of year .................          71,000             7,000          29,000
                                                                    ------------     -------------      ----------
Cash and cash equivalents at end of year .......................    $     67,000     $      71,000      $    7,000
                                                                    ============     =============      ==========

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




  Exhibit No.     Description
---------------   -----------
      3.1         Amended and Restated Articles of Incorporation of the Registrant.
      3.2         Amended and Restated Bylaws of the Registrant.
      4.1         Form of certificate evidencing Common Stock of the Registrant.
      4.2(a)      Subscription and Shareholders' Agreement, dated as of March 1, 1996, by and among the
                  Registrant, Thomas J. Knox and Bruce A. Levy.
      4.2(b)      Amendment of Shareholders' Agreement, dated January 31, 1997, among the Registrant,
                  Thomas J. Knox, Bruce A. Levy, Daniel DiLella, Joel S. Lawson III, Brian McAdams and
                  Ronald Caplan.
      4.2(c)      Joinder among the Registrant and D. Walter Cohen, dated January 31, 1997, to Subscription and Shareholders' Agreement dated March 1, 1996, as amended by Amendment of
                  Shareholders' Agreement dated January 31, 1997.
      4.2(d)      Second Amendment of Shareholders' Agreement, dated as of January 9, 1998, among the
                  Registrant, Thomas J. Knox, Bruce A. Levy, Daniel DiLella, Joel S. Lawson III, Brian
                  McAdams, Ronald Caplan and D. Walter Cohen, Jeffrey K. Rafsky and Satellite Mortgage
                  Corporation.
      4.3         Amended and Restated Promissory Note, dated as of March 1, 1996, issued to Thomas J.
                  Knox.
      4.4         Amended and Restated Promissory Note, dated as of March 1, 1996, issued to Bruce A.
                  Levy.
      4.5         Exchangeable Promissory Note, dated as of January 31, 1997, issued to Daniel DiLella.
      4.6         Exchangeable Promissory Note, dated as of September 30, 1997, issued to Thomas J. Knox.
      4.7         Exchangeable Promissory Note, dated as of September 30, 1997, issued to Bruce A. Levy.
     10.1         Directors' Stock Option Plan.+
     10.2         Employees' Stock Option Plan.+
     10.3         Employment Agreement, dated as of March 1, 1996, between the Registrant and Bruce A.
                  Levy.+
     10.4         Employment Agreement, dated as of December 11, 1997, between Crusader Savings Bank,
                  FSB and Joseph T. Crowley.+
     10.5         Management Agreement, dated as of March 1, 1996, between the Registrant and Crusader
                  Savings Bank, FSB.
     10.6         Lease Agreement and Indenture of Lease, dated as of April 30, 1994, by Walnut Square
                  Partners and Crusader Savings Bank, FSB.
     10.7         Lease Agreement, dated as of July 1, 1984, by Goldie Sabel and Crusader Savings Bank,
                  FSB.
     10.8(a)      Agreement, dated as of November 30, 1997, among the Registrant, Crusader Savings Bank,
                  FSB, Crusader Mortgage Corporation and Jeffrey K. Rafsky.
     10.8(b)      First Amendment to Agreement, dated as of February 9, 1998, among the Registrant,
                  Crusader Savings Bank, FSB, Crusader Mortgage Corporation and Jeffrey K. Rafsky.
     10.9(a)      Letter Agreement, dated as of July 8, 1996, among Crusader Savings Bank, FSB and Robert
                  W. Stein.
     10.9(b)      Letter Agreement, dated as of September 13, 1996, among Crusader Savings Bank, FSB and
                  Gary Snyder.
     10.9(c)      Shareholders' Agreement, dated as of October 2, 1996, by and among Crusader Savings
                  Bank, FSB, Robert H. Stein, Gary Snyder and Crusader Servicing Corporation.
    10.10(a)      Letter Agreement, dated as of July 31, 1997, among Crusader Savings Bank, FSB and
                  Michael D. Kushner and Gregory K. Kushner.

   10.10(b)        Subscription and Shareholders' Agreement, dated as of September 16, 1997, by and among
                   Crusader Savings Bank, FSB, Michael D. Kushner, Gregory K. Kushner and Crusader
                   Mortgage Corporation of Delaware.
   10.11(a)        Letter Agreement, dated as of November 7, 1997, among Crusader Savings Bank, FSB and
                   Haiching Zhao, Ph.D.
   10.11(b)        Subscription and Shareholders' Agreement, dated as of December 11, 1997, by and among
                   Crusader Savings Bank, FSB, Haiching Zhao, Ph.D. and National Chinese Mortgage
                   Corporation.
   10.12           Partnership Agreement, dated as of December 19, 1996 by and between Ronald L. Caplan and Quest Holding Company.
      21           Subsidiaries of the Registrant.
      23           Consent of Grant Thornton LLP
      27           Financial Data Schedule.*

------------
+ Constitutes a management contract or compensatory plan.
*Filed herewith.