Form 10-Q
period 1999-09-30
CRUSADER HOLDING CORP
filed 1999-11-15
CIK 1050992

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended September 30,1999
                                       OR

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

Common Stock, par value $0.01 per share, 3,910,834 shares of outstanding as of November 13,1999

                          Crusader Holding Corporation

                            Index to Form 10-Q Report



PART I. FINANCIAL INFORMATION                                               Page

        Item 1. Financial Statements

        Consolidated Balance Sheets as of September 30, 1999 and June
        30,1999...............................................................3

        Consolidated Statements of Income for the three months ended and nine months ended September 30, 1999 and 1998.........................4

        Consolidated Statement of Shareholders' Equity and Comprehensive
        Income as of September 30, 1999.......................................5

        Consolidated Statements of Cash Flows for the three months ended
        September 30, 1999 and 1998...........................................6

        Notes to Consolidated Financial Statements............................7

        Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................9

        Item 3. Quantitative and Qualitative Disclosures about Market
        Risk..................................................................11

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings.............................................13

        Item 2. Changes in Securities and Use of Proceeds.....................13

        Item 3. Defaults Upon Senior Securities...............................13

        Item 4. Submission of Matters to a Vote of Security Holders...........13

        Item 5. Other Information.............................................13

        Item 6. Exhibits and Reports on Form 8-K..............................13

Item 1.  Financial Statements

Crusader Holding Corporation and Subsidiary
Consolidated Balance Sheets

--------------------------------------------------------------------------------------------------------
                                                                 September 30,                June 30,
                                                                     1999                       1999
                                                                     ----                       ----
                                                                 (UNAUDITED)
ASSETS
  Cash and cash equivalents                                     $  4,655,000                $  6,056,000
  Loans held for sale (estimated market value
      of $71,352,000 and $77,623,000 at September 30,1999
      and June 30, 1999, respectively)                            69,274,000                  74,708,000
  Investment securities available-for-sale                        23,471,000                  20,454,000
  Mortgage-backed securities available-for-sale                   15,556,000                  10,759,000
  Loans receivable, net                                          206,861,000                 187,696,000
  Accrued interest receivable                                      2,330,000                   2,379,000
  Other real estate owned                                            794,000                     315,000
  Premises and equipment, net                                      1,056,000                   1,068,000
  Other assets                                                     3,999,000                   3,845,000
                                                                ------------                ------------
               Total Assets                                     $327,996,000                $307,280,000
                                                                ============                ============
LIABILITIES

  Deposits                                                      $180,831,000                $189,106,000
  Advances from Federal Home Loan Bank                           109,000,000                  80,300,000
  Securities sold under agreements to repurchase                   8,280,000                   8,280,000
  Other liabilities                                                1,632,000                   2,028,000
                                                                ------------                ------------
               Total Liabilities                                 299,743,000                 279,714,000

MINORITY INTEREST                                                    136,000                     230,000

SHAREHOLDERS' EQUITY
  Preferred stock - authorized, 5,000,000 shares of
      $0.01 par value; none outstanding                                   --                          --
  Common stock - authorized, 20,000,000 shares of
      $0.01 par value; 3,910,834 and 3,983,284
      shares outstanding at September 30,
      1999 and June 30, 1999 respectively                             40,000                      40,000
  Additional paid in capital                                      23,522,000                  23,522,000
  Treasury Stock                                                  (1,041,000)                   (368,000)
  Retained earnings                                                6,313,000                   4,627,000
  Net unrealized gains (losses) on securities
      available-for -sale                                           (717,000)                   (485,000)
                                                                ------------                ------------
                      Total Shareholders' Equity                  28,117,000                  27,336,000
                                                                ------------                ------------
               Total Liabilities and Shareholders' Equity       $327,996,000                $307,280,000
                                                                ============                ============


See accompanying notes to consolidated financial statements

Crusader Holding Corporation and Subsidiary
Consolidated Statements of Income

-----------------------------------------------------------------------------------------
                                                                    Three months
                                                                 ended September 30,
                                                               1999               1998
                                                               ----               ----
INTEREST INCOME
  Loans, including fees                                     $6,220,000        $4,380,000
  Short-term consumer loans                                    741,000                 0
  Investment and mortgage-backed securities                    651,000           311,000
                                                            ----------        ----------
                    Total interest income                    7,612,000         4,691,000
                                                            ----------        ----------
INTEREST EXPENSE
  Deposits                                                   2,304,000         1,678,000
  Borrowed funds                                             1,332,000           843,000
                                                            ----------        ----------
                    Total interest expense                   3,636,000         2,521,000
                                                            ----------        ----------

NET INTEREST INCOME                                          3,976,000         2,170,000
PROVISION FOR LOAN LOSSES                                      627,000           100,000
                                                            ----------        ----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                            3,349,000         2,070,000

NON-INTEREST INCOME
  Service charges on deposit accounts and
     other fees                                                 30,000            28,000
  Conforming mortgage banking revenues                         (83,000)          176,000
  Non-interest income from Crusader
     Mortgage Corporation                                      438,000           981,000
  Other                                                        147,000            33,000
                                                            ----------        ----------
                    Total non-interest income                  532,000         1,218,000

NON-INTEREST EXPENSES
  Employee compensation and benefits                           417,000           335,000
  Data processing                                               36,000            31,000
  Federal insurance premiums                                    25,000            20,000
  Occupancy and equipment                                      112,000            78,000
  Professional fees                                             82,000            30,000
  Crusader Mortgage Corporation  expenses                      425,000           638,000
  Other operating                                              170,000           147,000
  Goodwill amortization                                         21,000            21,000
                                                            ----------        ----------
                    Total non-interest expenses              1,288,000         1,300,000
                                                            ----------        ----------
INCOME BEFORE INCOME TAX EXPENSE                             2,593,000         1,988,000

INCOME TAX EXPENSE                                             829,000           708,000
                                                            ----------        ----------
    Income before minority interest                          1,764,000         1,280,000
Minority interest                                               78,000            29,000
                                                            ----------        ----------
NET INCOME                                                  $1,686,000        $1,251,000
                                                            ==========        ==========
Net income per share, basic and diluted                     $     0.43        $     0.33
                                                            ==========        ==========

See accompanying notes to consolidated financial statements.

Crusader Holding Corporation and Subsidiary
Consolidated Statement of Shareholders' Equity and Comprehensive Income For the three months ended September 30, 1999 (unaudited)
--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Net unrealized
                                                                                                   gain (loss)
                                                  Additional                                      on securities
                                     Common         paid-in        Treasury        Retained        available-
                                      stock         capital          Stock         earnings         for-sale             Total
                                    --------      ----------      ---------       -----------    --------------       -----------
Balance at June 30, 1999            $ 40,000      23,522,000      (368,000)       $ 4,627,000       $(485,000)        $27,336,000
Net unrealized loss on
  securities available-for-sale           --              --                               --        (232,000)           (232,000)
Purchase of Treasury Stock                                        (673,000)                                              (673,000)
Net income                                --              --                        1,686,000              --           1,686,000
                                    --------      ----------    ----------        -----------       ---------         -----------
Balance at September 30, 1999       $ 40,000      23,522,000    (1,041,000)       $ 6,313,000       $(717,000)        $28,117,000
                                    ========      ==========    ==========        ===========       =========         ===========
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Crusader Holding Corporation and Subsidiary
Consolidated Statements of Cash Flows (unaudited)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                       Three months
                                                                                                           ended
                                                                                              September 30,     September 30,
                                                                                                   1999             1998
                                                                                                   ----             ----
OPERATING ACTIVITIES
Net income                                                                                   $  1,686,000       $  1,251,000
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums and discounts on securities and loans net                                (13,000)           161,000
Amortization of goodwill                                                                           21,000             21,000
Provision for loan losses                                                                         627,000            100,000
Net gain on sale of loans held for sale                                                          (355,000)        (1,157,001)
Depreciation and amortization of premises and equipment                                            81,000             59,000
Proceeds from sale of assets held for sale                                                     46,006,000         69,507,000
Originations of loans held for sale                                                           (40,217,000)       (72,938,000)
Increase in accrued interest receivable                                                            49,000            157,000
(Increase) decrease in deferred income taxes                                                      (76,000)           331,000
Other, net                                                                                     (1,680,000)           301,000
                                                                                             ------------        -----------
    Net cash used in operating activities                                                       6,129,000          2,207,000

INVESTMENT ACTIVITIES
Net increase in loans                                                                         (20,586,000)       (18,595,000)
Purchase of investment securities available-for-sale                                           (4,123,000)        (3,975,000)
Purchase of mortgage-backed securities available-for-sale                                      (3,769,000)                --
Repayment of principal of investment securities available-for-sale                                     --          1,123,000
Repayment of principal of mortgage-backed securities available-for-sale                           347,000          1,948,000
Proceeds from sale of mortgage-backed securities available-for-sale                               683,000                 --
Proceeds from sale of property acquired through loan foreclosure actions                               --                 --
Purchase of premises and equipment                                                                (69,000)           (73,001)
                                                                                             ------------        -----------
    Net cash used in investing activities                                                     (27,517,000)       (21,818,000)

FINANCING ACTIVITIES
Net decrease in deposits                                                                       (8,275,000)        18,887,000
Advances and other borrowings, net                                                             28,700,000          8,350,000
(Decrease) increase in advance payments by borrowers for taxes and insurance                      235,000                 --
Purchase of Treasury Stock                                                                       (673,000)                --
                                                                                             ------------        -----------
    Net cash provided by financing activities                                                  19,987,000         27,237,000
                                                                                             ------------        -----------
Net increase in cash and cash equivalents                                                      (1,401,000)         3,212,000
                                                                                             ------------        -----------
Cash and cash equivalents at beginning of year                                                  6,056,000         10,670,000
                                                                                             ------------        -----------
Cash and cash equivalents at end of year                                                     $  4,655,000        $13,882,000
                                                                                             ============        ===========

See accompanying notes to consolidated financial statements.

Crusader Holding Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three month periods ended September 30, 1999 and 1998 is unaudited)
--------------------------------------------------------------------------------
1. BASIS OF PRESENTATION

The unaudited consolidated financial statements as of September 30, 1999, and for the three month periods ended September 30, 1999 and 1998 include the accounts of Crusader Holding Corporation (the "Company") and its wholly-owned subsidiary, Crusader Savings Bank FSB (the "Bank"), along with the Bank's wholly owned and majority owned subsidiaries, including Crusader Mortgage Corporation ("CMC"). All significant intercompany accounts and transactions have been eliminated.

The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three month periods ended September 30, 1999 and September 30, 1998 are not necessarily indicative of results to be anticipated for the full year.

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

In determining the weighted average shares outstanding during the period in the computation of basic and diluted earnings per share, retroactive effect was given to all stock dividends, including the 5% stock dividend paid October 14, 1999. Basic and diluted weighted average shares outstanding were 3,927,000 and 4,025,000 for the three months ended September 30, 1999 and 1998, respectively.

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

4.  RECENT PRONOUNCEMENTS

None

5.  RECENT LITIGATION

During October 1998, one of the Bank's deposit customers (the Bank Depositor) had approximately $1.3 million of dishonored money orders which resulted in its account being deficient by a similar amount. The Bank has initiated a lawsuit in the Court of Common Pleas of Philadelphia County against the money order company which was placed the stop payments on the money orders issued, and the Bank Depositor; alleging, among other things, that the money orders were improperly stopped and the Bank was a holder in due course and is therefore entitled to reimbursement. The Bank is seeking reimbursement in the lawsuit. The Bank has also initiated an involuntary bankruptcy proceeding against the Bank Depositor in the United States Bankruptcy Court for the Eastern District of Pennsylvania. The Bank is seeking to have a trustee preserve the assets of the Bank Depositor in order that the Bank may receive partial reimbursement. An order for relief under Chapter 7 of the Bankruptcy Code was granted on March 8, 1999. In December 1998, the Company recorded a pre-tax provision of $950,000 to provide for its potential exposure with respect to the money orders. The Company believes its litigation has strong merit; however, the provision was recorded because of the length of time likely to transpire before the litigation is finalized and the potential uncertainty associated therewith.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing on the preceding pages as well as in the Company's Annual Report on Form 10-K fiscal year ended June 30, 1999. Results of unaudited operations for the three month periods ended September 30, 1999 are compared to the unaudited results of operations for the three month periods ended September 30, 1998. Such information is based upon the historical financial information available as of the date indicated. Results of operations for the three month periods ended September 30, 1999 and September 30, 1998 are not necessarily indicative of results to be attained for any other period.

Certain statements contained in this report are "forward-looking" as defined in
Section 27A(i)(1) of the Securities Act of 1933, as amended and Section 21E(i)(i) of the Securities Exchange Act of 1934, as amended. Examples of forward-looking statements include, but are not limited to (a) statements of plans and objectives of the Company, its management or its Board of Directors,
(b) statements of future economic performances and (c) statements of assumptions underlying other statements and statements about the Company or its business. The Company's management believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations. However, there can be no assurance that actual results will not differ materially from its expectations. For a discussion of important factors that could cause actual results to differ materially from those in the forward looking statement, see the risk factors set forth in the Company's Registration Statement on Form S-1, Registration No. 333-42215.

GENERAL

The Company is a holding company operating a federally chartered savings bank. The Bank conducts community banking activities by accepting deposits from the public and investing the proceeds in loans and investment securities. The Bank's lending products include conforming and nonconforming credit residential mortgages, consumer and home equity loans, multi-family residential and non-residential real estate loans, SBA loans, and secured property tax liens. In order to manage its liquidity and interest rate risk, the Company maintains an investment portfolio consisting of bonds and mortgage-backed securities, most of which are investment quality. The Bank's loan and investment portfolios are funded with deposits as well as borrowings from the Federal Home Loan Bank of Pittsburgh ("FHLB") or collateralized borrowings secured by the Bank's investment securities. The Company's earnings are largely dependent upon its net interest income (the difference between what it earns on its loans and investments and what it pays on its deposits and borrowings). In addition to net interest income, the Company's net income is impacted by its loan loss provision, non-interest income (non-interest revenues realized by CMC in its nonconforming mortgage operation, conforming mortgage banking revenue and loan, deposit and ATM fees) and non-interest expenses (such as salaries and benefits, professional fees, occupancy cost, deposit insurance premiums and expenses related to CMC nonconforming mortgage operations).

FINANCIAL CONDITION

The Company's assets increased to $328.0 million at September 30, 1999, as compared to $307.3 million at June 30, 1999. The increase in assets primarily reflects the deployment of proceeds from FHLB advances into portfolio loans. At September 30, 1999, the loan portfolio aggregated $206.9 million as compared to $187.7 million at June 30, 1999 with the growth concentrated in commercial real estate loans, including loans secured by apartment buildings and mixed use properties, and conforming adjustable rate residential mortgages. Loans held for sale decreased to $69.3 million at September 30, 1999 as compared to $74.7 million at June 30, 1999. This decrease resulted primarily from an decrease in the volume of conforming mortgage originations, due to higher market interest rates. Nonconforming mortgage loans available for sale aggregated $33.3 million at September 30, 1999, with the balance in conforming loans available for sale. Cash and cash equivalents aggregated $4.7 million at September 30, 1999 as compared to $6.1 at June 30, 1999. This decrease resulted primarily from reduced sales of loan pools in the current quarter. Deposits were $180.8 million at September 30, 1999 as compared to $189.1 million at June 30, 1999 reflecting primarily a decrease in certificates of deposits. FHLB advances increased to approximately $109.0 from $80.3 million as these borrowings were utilized in part to fund the asset growth. Shareholders' equity increased by $781,000 due primarily to net income generated during the period, which was offset by stock repurchases as well as an approximate $232,000 increase in the unrealized losses on securities available for sale.

RESULTS OF OPERATIONS

Three months ended September 30, 1999 versus three months ended September 30, 1998. Net income increased to $1.7 million for the three months ended September 30, 1999 as compared to $1.3 million for the comparable prior year period. Net interest income increased by $1.8 million or 83.23% due primarily to a growth in average earning assets of $106.7 million and an increase in the net yield on interest-earning assets to 5.09% as compared to 4.22% in the prior year period. The provision for loan losses was increased by $527,000 to $627,000 for the current year period due to a growth in the loan portfolio and the introduction of the Company's new short-term consumer loan product, which accounted for $327,000 of the provision. Non-interest income decreased by $686,000 due primarily to a decrease in CMC nonconforming mortgage banking income of $543,000 and conforming mortgage banking revenues of $259,000 as compared to an aggregate of $1.2 million for the prior year period. Non-interest expenses remained stable at $1.3 million. Income tax expense was $121,000 higher due to the increased profitability.

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

Net cash provided by operating activities for the three months ended September 30, 1999 was $6.1 million as compared to $2.2 million used in the comparable prior year period. During the three months ended September 30, 1999, and September 30, 1998 the $6.1 and $2.2 million related principally to excess sale of loans available for sale as compared to origination/purchases of the same.

Net cash used in investing activities approximated $27.5 million and $21.8 million during the three months ended September 30, 1999 and 1998, respectively. During each year, the primary use was the funding of the growth in the Bank's loan portfolio.

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

The following tables set forth the Bank's regulatory capital levels at September 30, 1999. The Company is not subject to regulatory capital requirements.

                                                             Required for        To Be Well Capitalized
                                                           Capital Adequacy         Corrective Action
                                    Actual                    Purposes                  Provisions
                             -------------------       ----------------------    ----------------------
                                                       (Dollars in thousands)
                              Amount      Ratio          Amount       Ratio         Amount       Ratio
Tangible capital             $28,815       8.78%       $  4,923        1.50%        $16,411       5.00%
Core capital                  28,815       8.78%         13,129        4.00         $16,411       5.00
Risk-based capital            28,931      13.75%         16,833        8.00         $21,041      10.00

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

A significant portion of the Bank's assets have been funded with CDs, including jumbo CDs. Unlike other deposit products such as checking and savings accounts, CDs carry a high degree of interest rate sensitivity and therefore, their renewal will vary based on the competitiveness of the Bank's interest rates. The Bank has attempted to price its CDs to be competitive at the shorter maturities (i.e., maturities of less than one year) in order to better match the repricing characteristics of portfolio loans and the anticipated holding period for loans held for sale. At September 30, 1999, approximately 83% of the Bank's deposits were CDs.

The Bank utilizes borrowings from the FHLB and collateralized repurchase agreements in managing its interest rate risk and as a tool to augment deposits in funding asset growth. The Bank may utilize these funding sources to better match its longer term repricing assets (i.e., between one and five years).

The nature of the Bank's current operations is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Company nor the Bank owns any trading assets. At September 30, 1999, the Bank did not have any hedging transactions in place, such as interest rate swaps, caps or floors.

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

               During October 1998, one of the Bank's deposit customers ("Bank Depositor") had approximately $1.3 million of dishonored money orders which resulted in its account being deficient by a similar amount. The Bank has initiated a lawsuit in the Court of Common Pleas of Philadelphia County against the money order company which placed the stop payments on the money orders issued, and the Bank Depositor; alleging among other things, that the money orders were improperly stopped and the Bank was a holder in due course and is therefore entitled to reimbursement. The Bank is seeking reimbursement in the lawsuit. The Bank has also initiated an involuntary bankruptcy proceeding against the Bank Depositor in the United States Bankruptcy Court for the Eastern District of Pennsylvania. The Bank is seeking to have a trustee preserve the assets of the Bank Depositor in order that the Bank may receive partial reimbursement. An order for relief under Chapter 7 of the Bankruptcy Code was granted on March 8, 1999. In December 1998, the Company recorded a pre-tax provision of $950,000 to provide for its potential exposure with respect to the money orders. The Company believes its litigation has strong merit; however, the provision was recorded because of the length of time likely to transpire before the litigation is finalized and the potential uncertainty associated therewith.

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



                                    Crusader Holding Corporation


   Date: November 15, 1999          By:    /s/  Thomas J. Knox
                                           ----------------------------
                                    Thomas J. Knox
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)




   Date: November 15, 1999          By:    /s/  Joseph T. Crowley
                                           ------------------------------------
                                    Joseph T. Crowley
                                    Vice President and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)

                                 EXHIBIT INDEX

          Exhibit No.                                   Exhibit
          -----------                                   -------
              27                                        Financial Data Schedule