Form 10-Q
period 1999-12-31
CRUSADER HOLDING CORP
filed 2000-02-14
CIK 1050992

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    Form 10-Q

         (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999
                                       OR

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

Common Stock, par value $0.01 per share, 3,872,034 shares outstanding as February 7, 2000.

                          Crusader Holding Corporation

                            Index to Form 10-Q Report


PART I. FINANCIAL INFORMATION                                                                                                   Page


        Item 1. Financial Statements

        Consolidated Balance Sheets as of December 31, 1999 and June 30,1999 ......................................................3

        Consolidated Statements of Income for the three months ended and six months ended December 31, 1999 and 1998...............4

        Consolidated Statement of Shareholders' Equity and Comprehensive Income for the six months ended December 31, 1999.........5

        Consolidated Statements of Cash Flows for the six months ended December 31, 1999 and 1998 .................................6

        Notes to Consolidated Financial Statements.................................................................................7

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..............................8

        Item 3. Quantitative and Qualitative Disclosures about Market Risk .......................................................12

PART II. OTHER INFORMATION


        Item 1. Legal Proceedings.................................................................................................14

        Item 2. Changes in Securities and Use of Proceeds ........................................................................14

        Item 3. Defaults Upon Senior Securities...................................................................................14

        Item 4. Submission of Matters to a Vote of Security Holders...............................................................14

        Item 5. Other Information.................................................................................................14

        Item 6. Exhibits and Reports on Form 8-K..................................................................................14

Item 1.  Financial Statements

Crusader Holding Corporation and Subsidiary
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                 December 31,                        June 30,
                                                                    1999                              1999
                                                                    ----                              ----
                                                                 (unaudited)
ASSETS
  Cash and cash equivalents                                       $12,057,000                       $6,056,000
  Investment securities available-for-sale                         20,578,000                       20,454,000
  Mortgage-backed securities available-for-sale                    17,867,000                       10,759,000
  Loans held for sale (estimated market value
      of $62,785,000  and $77,623,000 at December 31,1999
      and June 30, 1999, respectively)                             61,517,000                       74,708,000
  Loans receivable, net                                           237,554,000                      187,696,000
  Accrued interest receivable                                       2,305,000                        2,379,000
  Other real estate owned                                             902,000                          315,000
  Premises and equipment, net                                       1,079,000                        1,068,000
  Other assets                                                      5,444,000                        3,845,000
                                                                  -----------                      -----------
               Total Assets                                      $359,303,000                     $307,280,000
                                                                 ============                     ============

LIABILITIES

  Deposits                                                       $208,297,000                     $189,106,000
  Advances from Federal Home Loan Bank                            111,200,000                       80,300,000
  Securities sold under agreements to repurchase                    5,000,000                        8,280,000
  Other liabilities                                                 5,329,000                        2,028,000
                                                                  -----------                       ----------
               Total Liabilities                                  329,826,000                      279,714,000

MINORITY INTEREST                                                     220,000                          230,000

SHAREHOLDERS' EQUITY
  Preferred stock - authorized, 5,000,000 shares of
      $0.01 par value; none outstanding                                   ---                              ---
  Common stock - authorized, 20,000,000 shares of
      $0.01 par value; 3,893,834 and 3,983,284
      shares outstanding at December 31,
      1999 and June 30, 1999, respectively                             40,240                           40,240
  Additional paid-in capital                                       23,521,510                       23,521,510
  Retained earnings                                                 8,115,250                        4,627,250
  Treasury stock, at cost (130,295 and 40,845 shares at
      December 31, 1999 and June 30, 1999, respectively)           (1,176,000)                        (368,000)
  Accumulated other comprehensive loss                             (1,244,000)                        (485,000)
                                                                  -----------                      -----------
               Total Shareholders' Equity                          29,257,000                       27,336,000
                                                                  -----------                      -----------
               Total Liabilities and Shareholders' Equity        $359,303,000                     $307,280,000
                                                                 ============                     ============


See accompanying notes to consolidated financial statements

Crusader Holding Corporation and Subsidiary
Consolidated Statements of Income (unaudited)
--------------------------------------------------------------------------------

                                                                   Three months                    Six months
                                                               ended December 31,               ended December 31,
                                                               ----------------------           ------------------
                                                               1999               1998              1999             1998
                                                               ----               ----              ----             ----
INTEREST INCOME
  Loans, including fees                                     $6,694,000        $4,826,000         $12,914,000        $9,206,000
  Short-term consumer loans, including fees                  1,070,000                 -           1,811,000                 -
  Investment and mortgage-backed securities                    782,000           407,000           1,433,000           718,000
                                                           -----------       -----------        ------------       -----------
                    Total interest income                    8,546,000         5,233,000          16,158,000         9,924,000
                                                           -----------       -----------        ------------       -----------

INTEREST EXPENSE
  Deposits                                                   2,437,000         1,995,000           4,741,000         3,673,000
  Borrowed funds                                             1,638,000           803,000           2,970,000         1,646,000
                                                            ----------       -----------        ------------       -----------
                    Total interest expense                   4,075,000         2,798,000           7,711,000         5,319,000
                                                            ----------       -----------        ------------       -----------

NET INTEREST INCOME                                          4,471,000         2,435,000           8,447,000         4,605,000

  PROVISION FOR LOAN LOSSES
  Short-term consumer loans                                    558,000                 -             885,000                 -
  Other loans                                                  350,000           250,000             650,000           350,000
                                                           -----------       -----------        ------------       -----------
                   Total provision for loan losses             908,000           250,000           1,535,000           350,000
                                                           -----------       -----------        ------------       -----------

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                         3,563,000          2,185,000           6,912,000         4,255,000

NON-INTEREST INCOME
  Service charges on deposit accounts and
     other fees                                                 61,000            31,000              91,000            59,000
  Conforming mortgage banking revenues                         (75,000)          272,000            (158,000)          448,000
  Non-interest income from Crusader
     Mortgage Corporation                                      303,000           860,000             741,000         1,841,000
  Other                                                        174,000            42,000             321,000            75,000
                                                           -----------       -----------        ------------       -----------
                    Total non-interest income                  463,000         1,205,000             995,000         2,423,000

NON-INTEREST EXPENSES
  Employee compensation and benefits                           463,000           371,000             880,000           726,000
  Data processing                                               37,000            40,000              73,000            71,000
  Federal insurance premiums                                    28,000            19,000              53,000            39,000
  Occupancy and equipment                                      101,000            84,000             213,000           162,000
  Professional fees                                             54,000            29,000             136,000            59,000
  Crusader Mortgage Corporation  expenses                      339,000           598,000             764,000         1,236,000
  Other operating                                              220,000           194,000             390,000           321,000
  Goodwill amortization                                         21,000            21,000              42,000            42,000
  Loss on fraudulent money orders                                    -           950,000                   -           950,000
                                                           -----------       -----------        ------------       -----------
                    Total non-interest expenses              1,263,000         2,306,000           2,551,000         3,606,000
                                                           -----------       -----------        ------------       -----------

INCOME BEFORE INCOME TAX EXPENSE                             2,763,000         1,084,000           5,356,000         3,072,000

INCOME TAX EXPENSE                                             876,000           368,000           1,705,000         1,076,000
                                                           -----------       -----------        ------------       -----------
    Income before minority interest                          1,887,000           716,000           3,651,000         1,996,000
Minority interest                                               85,000            36,000             163,000            65,000
                                                           -----------       -----------        ------------       -----------
    NET INCOME                                             $ 1,802,000       $   680,000        $  3,488,000       $ 1,931,000
                                                           ===========       ===========        ============       ===========

Net income per share, basic and diluted                    $       .46       $       .17        $        .89       $       .48
                                                           ===========       ===========        ============       ===========
Basic and diluted weighted average shares outstanding        3,905,627         4,024,129           3,916,106        4,024,129
                                                           ===========       ===========        ============      ============


See accompanying notes to consolidated financial statements.

Crusader Holding Corporation and Subsidiary
Consolidated Statement of Shareholders' Equity and Comprehensive Income
For the six months ended December 31, 1999 (unaudited)
--------------------------------------------------------------------------------

                                                                                             Accumulated
                                                 Additional                                  other             Total
                                      Common       paid-in      Treasury     Retained    Comprehensive  Shareholders'  Comprehensive
                                      stock        capital        stock      earnings         loss           equity        loss
                                      -----        -------        -----      --------         ----           ------        ----

Balance at June 30, 1999           $ 40,240    $23,521,510     ($368,000)  $ 4,627,250      ($485,000)   $27,336,000

Net unrealized loss on
  securities available- for-sale          -              -             -             -       (759,000)      (759,000)     ($759,000)

Purchase of treasury stock                -              -      (808,000)            -              -       (808,000)

Net income                                -              -             -     3,488,000              -      3,488,000      3,488,000
                                                                                                                        ------------


Total comprehensive loss            _______     __________    __________    __________   ____________     __________     $ 2,729,000
                                                                                                                        ============

Balance at December 31, 1999       $ 40,240    $23,521,510   ($1,176,000)   $8,115,250    ($1,244,000)   $29,257,000
                                   ========    ===========   ============ ============  =============    ===========


See accompanying notes to consolidated financial statements.

Crusader Holding Corporation and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                                       Six months ended
                                                                                                         December 31,
                                                                                                   1999                1998
                                                                                                   ----                ----

OPERATING ACTIVITIES
Net income                                                                                     $3,488,000            $1,931,000
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
Amortization of premiums and discounts on securities and loans, net                                79,000               167,000
Amortization of goodwill                                                                           42,000                42,000
Provision for loan losses                                                                       1,535,000               350,000
Net gain on sale of loans held for sale                                                          (583,000)             (272,000)
Depreciation and amortization of premises and equipment                                           132,000               110,000
Proceeds from sale of assets held for sale                                                     71,969,000           145,912,000
Originations of loans held for sale                                                           (58,195,000)         (171,908,000)
(Increase) decrease in accrued interest receivable                                                 74,000              (177,000)
(Increase) decrease in deferred income taxes                                                     (431,000)              331,000
Other, net                                                                                        778,000            (1,962,000)
                                                                                          ---------------       ---------------
    Net cash provided by (used in) operating activities                                        18,888,000           (25,476,000)

INVESTMENT ACTIVITIES
Net increase in loans                                                                         (51,980,000)          (31,008,000)
Purchase of investment securities available-for-sale                                           (4,659,000)           (4,122,000)
Purchase of mortgage-backed securities available-for-sale                                      (3,769,000)                    -
Repayment of principal of investment securities available-for-sale                                      -            (1,123,000)
Repayment of principal of mortgage-backed securities available-for-sale                           735,000             3,315,000
Proceeds from sale of property acquired through loan foreclosure actions                          587,000                     -
Purchase of premises and equipment                                                               (156,000)             (120,000)
                                                                                           --------------       ---------------
    Net cash used in investing activities                                                     (59,242,000)          (33,058,000)

FINANCING ACTIVITIES
Net increase in deposits                                                                       19,191,000            41,597,000
Advances (repayments) from Federal Home Loan Bank, net                                         37,700,000           (14,150,000)
(Repayment) proceeds from long-term FHLB advances                                             (6,800,000)            25,500,000
Repayment of securities sold under agreements to repurchase                                   (3,280,000)                     0
Increase in advance payments by borrowers for taxes and insurance                                 362,000                     -
Purchase of treasury stock                                                                      (808,000)                     -
Increase(decrease) in minority interest                                                          (10,000)                23,000
                                                                                           --------------      ----------------
    Net cash provided by financing activities                                                  46,355,000            52,970,000

Net increase (decrease) in cash and cash equivalents                                            6,001,000          (  5,564,000)

Cash and cash equivalents at beginning of year                                                  6,056,000            10,670,000
                                                                                            -------------         -------------

Cash and cash equivalents at end of period                                                    $12,057,000         $   5,106,000
                                                                                              ===========         =============


See accompanying notes to consolidated financial statements.

Crusader Holding Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three and six month periods ended December 31, 1999 and 1998 is unaudited)
--------------------------------------------------------------------------------
1. BASIS OF PRESENTATION

The unaudited consolidated financial statements as of December 31, 1999, and for the three and six month periods ended December 31, 1999 and 1998 include the accounts of Crusader Holding Corporation (the "Company") and its wholly-owned subsidiary, Crusader Savings Bank, FSB (the "Bank"), along with the Bank's wholly owned and majority owned subsidiaries, including Crusader Mortgage Corporation ("CMC"). All significant intercompany accounts and transactions have been eliminated.

The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three and six month periods ended December 31, 1999 are not necessarily indicative of results to be anticipated for the full year.


2. NET INCOME PER SHARE

Basic and diluted earnings per share are calculated using statement of Financial Accounting Standards ("SFAS") No. 128. Under SFAS No. 128, basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period while diluted earnings per share is computed based upon the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares are stock options, warrants and similar items. In converting the common equivalent shares to common shares, the Treasury Stock Method is utilized whereby it is assumed that the proceeds that would be received upon the exercise of the common stock equivalent shares are used to repurchase outstanding common shares at the average market price during the period. There was no difference between the Company's basic and diluted earnings per share.

In determining the weighted average shares outstanding during the period in the computation of basic and diluted earnings per share, retroactive effect was given to all stock dividends, including the 5% stock dividend paid October 14, 1999. Basic and diluted weighted average shares outstanding were 3,905,627 and 4,024,129 for the three months ended December 31, 1999, and December 31, 1998, respectively.


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

4.  RECENT PRONOUNCEMENTS

None

5.  RECENT LITIGATION

During October 1998, one of the Bank's deposit customers (the "Bank Depositor") had deposited approximately $1.3 million of dishonored money orders which resulted in its account being deficient by a similar amount. The Bank has initiated a lawsuit in the Court of Common Pleas of Philadelphia County against the money order company which had placed the stop payments on the money orders issued, and the Bank Depositor; alleging, among other things, that the money orders were improperly stopped and the Bank was a holder in due course and is therefore entitled to reimbursement. The Bank is seeking reimbursement in the lawsuit. The Bank has also initiated an involuntary bankruptcy proceeding against the Bank Depositor in the United States Bankruptcy Court for the Eastern District of Pennsylvania. The Bank is seeking to have a trustee preserve the assets of the Bank Depositor in order that the Bank may receive partial reimbursement. An order for relief under Chapter 7 of the Bankruptcy Code was granted on March 8, 1999. On June 9, 1999 a permanent trustee was elected as trustee in the Chapter 7 case (the "Chapter 7 Trustee"). The Bank has filed a proof of claim in the Chapter 7 case for the deficiency in the Bank Depositor's account. The Chapter 7 Trustee is investigating potential causes of action and recoveries arising out of or relating to the stopped money orders for the benefit of the Bank Depositor's creditors, including the Bank. In December 1998, the Company recorded a pre-tax provision of $950,000 to provide for its potential exposure with respect to the money orders. The Company believes its state court litigation has strong merit and that it can recover a substantial portion of its claim in the Chapter 7 case; however, the provision was recorded because of the length of time likely to transpire before the litigation is finalized and the potential uncertainty associated therewith.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing on the preceding pages as well as in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999. Unaudited results of operations for the three and six month periods ended December 31, 1999 are compared to the unaudited results of operations for the comparable periods ended December 31, 1998. Such information is based upon the historical financial information available as of the dates indicated. Results of operations for the three and six month periods ended December 31, 1999 and are not necessarily indicative of results to be attained for any other period.

Statements regarding the Company's expectations as to financial results and other aspects of its business set forth herein or otherwise made in writing or orally by the Company may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that might cause or contribute to such differences include, but are not limited to, uncertainty of future profitability, changing economic conditions and monetary policies, uncertainty of interest rates, risks inherent in banking transactions, the impact of recent action by the Office of Thrift Supervision ("OTS") to limit the Bank's asset growth and any related future OTS actions, competition, extent of government regulations, and delay in or failure in obtaining regulatory approvals.

GENERAL

The Company is a holding company operating a federally chartered savings bank. The Bank conducts community banking activities by accepting deposits from the public and investing the proceeds in loans and investment securities. The Company's lending products include conforming and nonconforming credit residential mortgages, consumer and home equity loans, multi-family residential and non-residential real estate loans, SBA loans, and secured property tax liens. In order to manage its liquidity and interest rate risk, the Company maintains an investment portfolio consisting of bonds and mortgage-backed securities, most of which are investment quality. The Company's loan and investment portfolios are funded with deposits as well as borrowings from the Federal Home Loan Bank of Pittsburgh ("FHLB") or collateralized borrowings secured by the Company's investment securities. The Company's earnings are largely dependent upon its net interest income (the difference between what it earns on its loans and investments and what it pays on its deposits and borrowings). In addition to net interest income, the Company's net income is impacted by its loan loss provision, non-interest income (non-interest revenues realized by CMC in its nonconforming mortgage banking operation, conforming mortgage banking revenue and loan, deposit and ATM fees) and non-interest expenses (such as salaries and benefits, professional fees, occupancy cost, deposit insurance premiums and expenses related to CMC's nonconforming mortgage operations).

FINANCIAL CONDITION

The Company's assets increased to $359.3 million at December 31, 1999 compared to $307.3 million at June 30, 1999. The increase in assets primarily reflects the deployment of proceeds from certificates of deposit and FHLB advances into loans. At December 31, 1999, the loan portfolio aggregated $237.6 million compared to $187.7 million at June 30, 1999, with the growth concentrated in commercial real estate loans, including loans secured by apartment buildings and mixed use properties, conforming adjustable rate residential mortgages and short-term consumer loans. Loans held for sale decreased to $61.5 million at December 31, 1999 compared to $74.7 million at June 30, 1999. This decrease resulted primarily from a decrease in the volume of conforming mortgage originations due to higher market interest rates and the elimination of the Bank's National Chinese Mortgage and Crusader Mortgage Corporation of Delaware mortgage banking operations. Nonconforming mortgage loans available for sale aggregated $31.6 million at December 31, 1999, with the balance in conforming loans available for sale. The Company has de-emphasized the origination of nonconforming mortgage loans in the last year, and intends to further reduce the existing portfolio of such loans. Cash and cash equivalents aggregated $12.1 million at December 31, 1999 compared to $6.1 million at June 30, 1999. Deposits were $208.3 at December 31, 1999 as compared to $189.1 million at June 30, 1999 reflecting primarily an increase in certificates of deposit. FHLB advances increased to $111.2 million at December 31, 1999 from $80.3 million at June 30, 1999 as these borrowings were utilized in part to fund asset growth. Shareholders' equity increased by $1.9 million due primarily to net income generated during the period, which was offset by $808,000 of stock repurchases as well as a $759,000 increase in unrealized losses on securities available for sale.

RESULTS OF OPERATIONS

Three months ended December 31, 1999 versus three months ended December 31, 1998. Net income increased to $1.8 million for the three months ended December 31, 1999 as compared to $1.3 million for the comparable prior period (before a previously disclosed December 1998 one-time after-tax charge of $608,000). Net interest income increased by $2.0 million, of which $1.0 million related to the Company's new short-term consumer loan product. Excluding short-term consumer loans, net interest income increased by $1.0 million or 40%, due primarily to a $100.5 million growth in average earning assets, partially offset by a decrease in the net yield on interest earning assets to 4.08% as compared to 4.18% in the prior year period. The provision for loan losses was increased to $908,000 for the three months ended December 31, 1999 as compared to $250,000 for the prior year period, of which $558,000 related to the Company's new short-term consumer loan product. Non-interest income decreased by $742,000 due primarily to a decrease of 557,000 in CMC's nonconforming mortgage banking revenue and a decrease in conforming mortgage banking revenues of $347,000, partially offset by higher loan fees and other non-interest income. The reduction in CMC's mortgage banking revenues is consistent with the Company's strategy to de-emphasize the origination and resale of nonconforming loans in the current year, while the reduction in conforming mortgage banking revenues relates primarily to the elimination of the Bank's National Chinese Mortgage Corporation and Crusader Mortgage Corporation of Delaware mortgage banking operations. Non-interest expenses decreased to $1.3 million as compared to $1.4 million (excluding the one-time charge in 1998). CMC's non-conforming expenses were reduced by $259,000, offset primarily by an increase in core operating expenses of $166,000 to accommodate the growth in assets.

Six months ended December 31, 1999 versus six months ended December 31, 1998. Net income increased to $3.5 million for the six months ended December 31, 1999 as compared to $2.5 million for the comparable prior period (before a previously disclosed December 1998 one-time after-tax charge of $608,000). Net interest income increased by $3.8 million, of which $1.8 million related to the Company's new short-term consumer loan product. Excluding short-term consumer loans, net interest income increased by $2.0 million or 44%, due primarily to a $103.4 million growth in average earning assets, partially offset by a decrease in the net yield on interest earning assets to 4.10% as compared to 4.20% in the prior year period. The provision for loan losses was increased to $1,535,000 for the six months ended December 31, 1999 as compared to $350,000 for the prior year period, of which $885,000 related to the Company's new short-term consumer loan product. Non-interest income decreased by $1.4 million due primarily to a decrease of $1.1 million in CMC's nonconforming mortgage banking revenues of $606,000. The reduction in CMC's mortgage banking revenues is consistent with the Company's strategy to de-emphasize the origination and resale of nonconforming loans in the current year. Non-interest expenses decreased to $2.6 million as compared to $2.7 million (excluding the one-time charge in 1998). CMC's nonconforming expenses were reduced by $472,000, offset primarily by an increase in core operating expenses of $367,000 to accommodate the growth in assets.

As disclosed in the Company's current Report on form 8-K filed on December 27, 1999, as a result of a recent examination by the OTS, the Bank will be required to limit its ongoing quarterly asset growth based on the interest credited on its liabilities each quarter and certain other factors. OTS officials have indicated that the OTS will consider removing the asset growth restriction after the Bank has appropriately addressed the specific OTS concerns identified in the examination. However, there can be no assurance that the OTS will remove the asset growth restriction in any particular time period.

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

In order address the Year 2000 Issue, the Company has developed and implemented a five phase compliance plan divided into the following major components: (1) Awareness; (2) Assessment; (3) Renovation; (4) Validation and Testing; and (5) Implementation. The Company completed each of the phases of the plan for all of its mission-critical systems prior to December 31, 1999. Because the Company outsources the majority of its data processing operations to Fiserv Solutions, Inc. ("Fiserv"), a provider of data processing services to the financial services industry, a significant component of the Year 2000 plan has been and is to work with Fiserv to test and certify their systems as Year 2000 compliant. Fiserv has informed the Company that, based upon tests which it has conducted prior to December 31, 1999, it believes its systems are Year 2000 compliant. Other important segments of the Year 2000 plan are to identify those suppliers and customers whose possible lack of Year 2000 preparedness might expose the Company to financial loss, and to highlight any servicers of purchased loans or securities which might present Year 2000 operating problems.

The Company has no internally generated programmed software coding to correct, substantially all of the software utilized by the Company is purchased or licensed from external providers. The Company has communicated with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company has received assurances from these third party vendors of mission-critical products or services that they will be Year 2000 compliant. The Company has developed a contingency plan in the event their systems malfunction at the change of the Century or thereafter.

As of December 31, 1999, the Company's Year 2000 project cost, exclusive of any costs associated with the implementation of its contingency plan did not exceed the estimated cost of $100,000. At this time, no significant projects have been delayed as a result of the Company's Year 2000 effort.

The Company did not experience any Year 2000 disruptions on January 1, 2000; however, because Year 2000 issues may arise at any time subsequent to January 1, 2000, there can be no assurance that the Company will not experience Year 2000 disruptions in the future and that such disruptions would not have a material adverse effect upon the Company's business, financial condition, results of operations and business prospects.

Financial institution regulators have intensively focused upon Year 2000 exposures, issuing guidance concerning the responsibilities of senior management and directors. Year 2000 testing and certification is being addressed as a key safety and soundness issue in conjunction with regulatory exams. In May 1997, the Federal Financial Institutions Examination Council ( "FFIEC") issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding Year 2000 compliance in order to avoid major disruptions to the operations of financial institutions and the country's financial systems on January 1, 2000. The FFIEC statement provides guidance to financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the Year 2000 Issue.

The federal banking agencies have conducted Year 2000 compliance examinations. The Company and the Bank are subject to regulation and supervision by the OTS which regularly conducts reviews of the safety and soundness of the Company's operations, including the Company's progress in becoming Year 2000 compliant. The OTS has established an examination procedure which contains three categories of ratings: "Satisfactory", "Needs Improvement", and "Unsatisfactory". Institutions that receive a Year 2000 rating of Unsatisfactory may be subject to formal enforcement action, supervisory agreements, cease and desist orders, civil money penalties, or the appointment of a conservator. In addition, federal regulators reviewing applications may deny any application based on Year 2000 related issues. In its most recent Year 2000 compliance examination, the Bank received a "Satisfactory" rating. Failure by the Company to adequately prepare for Year 2000 issues could negatively impact the Company's banking operations, including the imposition of restrictions upon its operations by the OTS.

LIQUIDITY AND CAPITAL RESOURCES

A major source of the Company's asset growth has been funded through deposits, mostly certificates of deposit ("CDs"), generated through the Bank's two branch offices and a network of financial planners and brokers and FHLB advances.

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

The Bank's primary uses of funds are for the origination and acquisition of loans, the funding of maturing deposits and the repayment of borrowings. Based upon management's current business strategy, management believes that the Company's income from operations and existing funding sources will be adequate to meet its operating and growth requirements for the foreseeable future; however, there can be no assurance that such strategy will not change or that the implementation of the strategy will not require additional capital or funding sources.

Net cash provided by operating activities for the six months ended December 31, 1999 was $18.9 million as compared to $25.5 million of net cash used in the comparable prior year period. The change in net cash provided or used by operating activities primarily relates to the change in the level of loans available-for-sale. Net cash used in investing activities was $59.2 million and $33.1 million for the six months ended December 31, 1999 and 1998, respectively. During each period, the primary use was the funding of the growth in the Bank's loan portfolio.

The Bank monitors its capital level relative to its business operations and anticipated growth and has continually maintained it at a level which would allow it to be classified as "well-capitalized" under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"). The Bank's capital growth during the period presented has come primarily from internally generated earnings.

The following table sets forth the Bank's regulatory capital levels at December 31, 1999.

                                                                      Required for           To Be Well Capitalized
                                                                   Capital Adequacy            Corrective Action
                                             Actual                    Purposes                    Provisions
                                             ------                    --------                    ----------
                                                                   (Dollars in thousands)
                                     Amount           Ratio      Amount              Ratio      Amount          Ratio
                                     ------           -----      ------              -----     ------           -----
Tangible capital                     $30,702         8.54%       $ 5,392             1.50%     $17,975          5.00%
Core capital                         $30,702         8.54%       $14,380             4.00      $21,569          5.00
Risk-based capital                   $33,342        14.47%       $18,429             8.00      $23,037         10.00



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

A significant portion of the Bank's assets have been funded with CDs, including jumbo CDs. Unlike other deposit products such as checking and savings accounts, CDs carry a high degree of interest rate sensitivity and therefore, their renewal will vary based on the competitiveness of the Bank's interest rates. The Bank has customarily priced its CDs to be competitive at the shorter maturities (i.e., maturities of less than one year) in order to better match the repricing characteristics of portfolio loans and the anticipated holding period for loans held for sale. During the quarter ended December 31, 1999, the Bank began to offer a competitively priced retail certificate of deposit with a maturity term of two years. The program is monitored on an ongoing basis and will be managed based upon the interest rate risk profile of the Bank and the overall market interest rate environment. In order to hedge interest rate exposure, the Bank entered into several interest rate swaps with the FHLB effective January 5, 2000 aggregating approximately $10 million. At December 31, 1999, approximately 88% of the Bank's deposits were CDs.

The Bank utilizes borrowings from the FHLB and collateralized repurchase agreements in managing its interest rate risk and as a tool to augment deposits in funding asset growth. The Bank may utilize these funding sources to better match its longer term repricing assets (i.e., between one and five years).

The nature of the Bank's current operations is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Company nor the Bank owns any trading assets. At December 31, 1999, other than the above referenced deposit swaps with the FHLB, the Bank did not have any hedging transactions in place, such as caps or floors.

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

During October 1998, one of the Bank's deposit customers (the "Bank Depositor") had deposited approximately $1.3 million of dishonored money orders which resulted in its account being deficient by a similar amount. The Bank has initiated a lawsuit in the Court of Common Pleas of Philadelphia County against the money order company which had placed the stop payments on the money orders issued, and the Bank Depositor; alleging, among other things, that the money orders were improperly stopped and the Bank was a holder in due course and is therefore entitled to reimbursement. The Bank is seeking reimbursement in the lawsuit. The Bank has also initiated an involuntary bankruptcy proceeding against the Bank Depositor in the United States Bankruptcy Court for the Eastern District of Pennsylvania. The Bank is seeking to have a trustee preserve the assets of the Bank Depositor in order that the Bank may receive partial reimbursement. An order for relief under Chapter 7 of the Bankruptcy Code was granted on March 8, 1999. On June 9, 1999 a permanent trustee was elected as trustee in the Chapter 7 case (the "Chapter 7 Trustee"). The Bank has filed a proof of claim in the Chapter 7 case for the deficiency in the Bank Depositor's account. The Chapter 7 Trustee is investigating potential causes of action and recoveries arising out of or relating to the stopped money orders for the benefit of the Bank Depositor's creditors, including the Bank. In December 1998, the Company recorded a pre-tax provision of $950,000 to provide for its potential exposure with respect to the money orders. The Company believes its state court litigation has strong merit and that it can recover a substantial portion of its claim in the Chapter 7 case; however, the provision was recorded because of the length of time likely to transpire before the litigation is finalized and the potential uncertainty associated therewith.


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

               Exhibit No.
               27.   Financial Data Schedule

               (B)   Reports on Form 8-K

                     On December 27, 1999, the Company filed an 8-K to report a press release issued by the Company on December 17, 1999. The press release announced that, as a result of a recently concluded examination of its subsidiary Bank by the Office of Thrift Supervision, the Bank will be required, among other things to limit its asset growth at the end of each calendar quarter to the net interest credited on its liabilities during the quarter. In addition, the press release announced the adoption by the Company of a Plan of Strategic Reorganization.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Crusader Holding Corporation


 Date: February 14, 2000       By:    /s/  Thomas J. Knox
                                      -------------------
                               Thomas J. Knox
                               Chairman and Chief Executive Officer
                               (Principal Executive Officer)




 Date: February 14, 2000       By:    /s/  Dan A. Chila
                                      -----------------
                               Dan A. Chila
                               Senior Vice President and Chief Financial Officer
                               (Principal Accounting and Financial Officer)

                                  EXHIBIT INDEX

               Exhibit No.                               Exhibit
               -----------                               -------
                 27                                      Financial Data Schedule