Form 10-Q
period 2000-03-31
CRUSADER HOLDING CORP
filed 2000-05-15
CIK 1050992

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

    (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended March 31, 2000

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

Common Stock, par value $0.01 per share, 3,893,834 shares outstanding as May 10, 2000.

                          Crusader Holding Corporation

                            Index to Form 10-Q Report



PART I. FINANCIAL INFORMATION                                               Page


   Item 1. Financial Statements

   Consolidated Balance Sheets as of March 31, 2000 and June 30,1999...........3

   Consolidated Statements of Income for the three months ended and nine months ended March 31, 2000 and 1999...................................4

   Consolidated Statement of Shareholders' Equity and Comprehensive
   Income for the nine months ended March 31, 2000.............................5

   Consolidated Statements of Cash Flows for the nine months ended
   March 31, 2000 and 1999.....................................................6

   Notes to Consolidated Financial Statements..................................7

   Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations.........................................8

   Item 3. Quantitative and Qualitative Disclosures about Market Risk.........12

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings..................................................14

   Item 2. Changes in Securities and Use of Proceeds..........................14

   Item 3. Defaults Upon Senior Securities....................................14

   Item 4. Submission of Matters to a Vote of Security Holders................14

   Item 5. Other Information..................................................14

   Item 6. Exhibits and Reports on Form 8-K...................................14

Item 1.  Financial Statements

Crusader Holding Corporation and Subsidiary
Consolidated Balance Sheets

-------------------------------------------------------------------------------------------------
                                                                    March 31,            June 30,
                                                                       2000                1999
                                                                   -----------           --------
                                                                   (unaudited)
ASSETS
 Cash and cash equivalents                                         $9,556,000        $  6,056,000
 Investment securities available-for-sale                          26,231,000          20,454,000
 Mortgage-backed securities available-for-sale                     14,747,000          10,759,000
 Loans held for sale (estimated market value
     of $56,058,450 and $77,623,000 at March 31, 2000
     and June 30, 1999, respectively)                              55,230,000          74,708,000
 Loans receivable, net                                            261,397,000         187,696,000
 Accrued interest receivable                                        2,489,000           2,379,000
 Other real estate owned                                              996,000             315,000
 Premises and equipment, net                                        1,065,000           1,068,000
 Other assets                                                       6,834,000           3,845,000
                                                                 ------------        ------------
              Total Assets                                       $378,545,000        $307,280,000
                                                                 ============        ============

LIABILITIES

 Deposits                                                        $212,905,000        $189,106,000
 Advances from Federal Home Loan Bank                             123,200,000          80,300,000
 Other Borrowings                                                   6,446,000           8,280,000
 Other liabilities                                                  4,925,000           2,028,000
                                                                 ------------        ------------
              Total Liabilities                                   347,476,000         279,714,000

MINORITY INTEREST                                                     218,000             230,000

SHAREHOLDERS' EQUITY
 Preferred stock - authorized, 5,000,000 shares of
     $0.01 par value; none outstanding                                     --                  --
 Common stock - authorized, 20,000,000 shares of
     $0.01 par value; 3,893,834 and 3,983,284
     shares outstanding at March 31
     2000 and June 30, 1999, respectively                              40,240              40,240
 Additional paid-in capital                                        23,521,510          23,521,510
 Retained earnings                                                 10,018,250           4,627,250
 Treasury stock, at cost (130,295 and 40,845 shares at
     December 31, 1999 and June 30, 1999, respectively)            (1,334,000)           (368,000)
 Accumulated other comprehensive loss                              (1,395,000)           (485,000)
                                                                 ------------        ------------
              Total Shareholders' Equity                           30,851,000          27,336,000
                                                                 ------------        ------------
              Total Liabilities and Shareholders' Equity         $378,545,000        $307,280,000
                                                                 ============        ============

See accompanying notes to consolidated financial statements

Crusader Holding Corporation and Subsidiary
Consolidated Statements of Income (unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                       Three months                        Nine months
                                                                      ended March 31,                     ended March 31,
                                                               ----------------------------        ------------------------------
                                                                  2000              1999              2000                1999
                                                               ----------        ----------        -----------        -----------
INTEREST INCOME
 Loans, including fees                                         $6,807,000        $5,074,000        $19,721,000        $14,280,000
 Short-term consumer loans, including fees                      1,303,000                 -          3,113,000                  -

 Investment and mortgage-backed securities                        805,000           370,000          2,238,404          1,088,000
                                                               ----------        ----------        -----------        -----------
                   Total interest income                        8,915,000         5,444,000         25,072,240         15,368,000
                                                               ----------        ----------        -----------        -----------
INTEREST EXPENSE
 Deposits                                                       2,805,000         2,153,000          7,546,000          5,826,000
 Borrowed funds                                                 1,578,000           817,000          4,548,631          2,463,000
                                                               ----------        ----------        -----------        -----------
                   Total interest expense                       4,383,000         2,970,000         12,094,499          8,289,000
                                                               ----------        ----------        -----------        -----------

NET INTEREST INCOME                                             4,532,000         2,474,000         12,978,000          7,079,000

 PROVISION FOR LOAN LOSSES
 Short-term consumer loans                                        545,000                 -          1,430,000                  -
 Other loans                                                      250,000           163,000            900,000            513,000
                                                               ----------        ----------        -----------        -----------
                  Total provision for loan losses                 795,000           163,000          2,330,000            513,000
                                                               ----------        ----------        -----------        -----------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                3,737,000         2,311,000         10,648,000          6,566,000

NON-INTEREST INCOME
 Service charges on deposit accounts and
    other fees                                                     27,000           247,000            118,000            306,000
 Mortgage banking revenues                                        390,000           865,000          1,131,000          3,154,000
 Other                                                            133,000            29,000            486,000            104,000
                                                               ----------        ----------        -----------        -----------
                   Total non-interest income                      550,000         1,141,000          1,735,000          3,564,000

NON-INTEREST EXPENSES
 Employee compensation and benefits                               385,000           355,000          1,227,000          1,081,000
 Data processing                                                   43,000            38,000            108,000            109,000
 Federal insurance premiums                                        23,000            25,000             70,000             64,000
 Occupancy and equipment                                          101,000           103,000            290,000            265,000
 Professional fees                                                137,000            24,000            273,000             83,000
 Mortgage banking expenses                                        505,000           466,000          1,598,000          1,702,000
 Other operating                                                  223,000           198,000            549,000            519,000
 Goodwill amortization                                             21,000            21,000             63,000             63,000
 Loss on fraudulent money orders                                        -                 -                  -            950,000
                                                               ----------        ----------        -----------        -----------
                   Total non-interest expenses                  1,438,000         1,230,000          4,178,000          4,836,000
                                                               ----------        ----------        -----------        -----------

INCOME BEFORE INCOME TAX EXPENSE                                2,849,000         2,222,000          8,205,000          5,294,000

INCOME TAX EXPENSE                                                841,000           740,000          2,546,000          1,816,000
                                                               ----------        ----------        -----------        -----------
 Income before minority interest                                2,008,000         1,482,000          5,659,000          3,478,000
 Minority interest                                                105,000            42,000            268,000            107,000
                                                               ----------        ----------        -----------        -----------
 NET INCOME                                                    $1,903,000        $1,440,000        $ 5,391,000        $ 3,371,000
                                                               ==========        ==========        ===========        ===========
Net income per share, basic and diluted                        $     0.49        $     0.36        $      1.38         $     0.84
                                                               ==========        ==========        ===========        ===========
Basic and diluted weighted average shares outstanding          $3,876,000        $4,025,000        $ 3,903,000        $ 4,025,000
                                                               ==========        ==========        ===========        ===========


See accompanying notes to consolidated financial statements.

Crusader Holding Corporation and Subsidiary
Consolidated Statement of Shareholders' Equity and Comprehensive Income For the nine months ended March 31, 2000 (unaudited)

-----------------------------------------------------------------------------------------------------------------------------------



                                                                                       Accumulated
                                          Additional                                      Other            Total
                               Common      paid-in        Treasury        Retained    Comprehensive    Shareholders'  Comprehensive
                                stock      capital          stock         earnings         Loss           equity           loss
                              -------    -----------    ------------    -----------   -------------    -------------  -------------
Balance at June 30, 1999      $40,240    $23,521,510      ($368,000)    $ 4,627,250      ($485,000)    $27,336,000

Net unrealized loss on
 securities
 available-for-sale                 -              -              -               -       (910,000)       (910,000)    ($910,000)

Purchase of treasury stock          -              -       (966,000)              -              -        (966,000)

Net income                          -              -              -       5,391,000              -       5,391,000     5,391,000
                                                                                                                      -----------


Total comprehensive income                                                                                            $4,481,000
                              -------    -----------    ------------    -----------    ------------    -----------    ===========

Balance at December 31, 1999  $40,240    $23,521,510    ($1,334,000)    $10,018,250    ($1,395,000)    $30,851,000
                              =======    ===========    ============    ===========    ============    ===========

See accompanying notes to consolidated financial statements.

Crusader Holding Corporation and Subsidiary
Consolidated Statements of Cash Flows (unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Nine months ended
                                                                                                           March 31,
                                                                                                -------------------------------
                                                                                                     2000               1999
                                                                                                ------------       ------------
OPERATING ACTIVITIES
Net income                                                                                        $5,391,000         $3,371,000
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
Amortization of premiums and discounts on securities and loans, net                                   23,000              1,000
Amortization of goodwill                                                                              64,000             63,000
Provision for loan losses                                                                          2,330,000            513,000
Net gain on sale of loans held for sale                                                             (907,000)        (3,154,000)
Depreciation and amortization of premises and equipment                                              178,000            176,000
Proceeds from sale of assets held for sale                                                        95,885,000        231,512,000
Originations of loans held for sale                                                              (75,500,000)      (256,221,000)
(Increase) decrease in accrued interest receivable                                                  (110,000)          (641,000)
(Increase) decrease in deferred income taxes                                                        (450,000)          (117,000)
Other, net                                                                                           235,000         (1,787,000)
                                                                                                ------------       ------------
 Net cash provided by (used in) operating activities                                              27,139,000        (26,284,000)

INVESTMENT ACTIVITIES
Net increase in loans                                                                            (77,613,000)       (46,103,000)
Purchase of investment securities available-for-sale                                              (5,073,000)        (8,161,000)
Purchase of mortgage-backed securities available-for-sale                                         (6,505,000)        (5,350,000)
Repayment of principal of investment securities available-for-sale                                         -            123,000

Repayment of principal of mortgage-backed securities available-for-sale                            1,125,000          4,702,000
Proceeds from the sale of mortgage-backed securities available for sale                                    -          5,114,000
Proceeds from sale of property acquired through loan foreclosure actions
                                                                                                     681,000                 -
Purchase of premises and equipment                                                                  (199,000)          (137,000)
                                                                                                ------------       ------------
 Net cash used in investing activities                                                           (87,584,000)       (49,812,000)

FINANCING ACTIVITIES
Net increase in deposits                                                                          23,799,000         58,076,000
Advances (repayments) from Federal Home Loan Bank, net                                            34,200,000         (8,250,000)
(Repayment) proceeds from long-term FHLB advances                                                  8,700,000         25,500,000
Repayment of securities sold under agreements to repurchase                                       (1,834,000)
Increase in advance payments by borrowers for taxes and insurance                                     58,000            (20,000)
Purchase of treasury stock                                                                          (966,000)                 -
Increase(decrease) in minority interest                                                              (12,000)           (69,000)
                                                                                                ------------       ------------
 Net cash provided by financing activities                                                        63,945,000         75,237,000

Net increase (decrease) in cash and cash equivalents                                               3,500,000           (859,000)

Cash and cash equivalents at beginning of year                                                     6,056,000         10,670,000
                                                                                                ------------       ------------

Cash and cash equivalents at end of period                                                      $  9,556,000       $  9,811,000
                                                                                                ============       ============

See accompanying notes to consolidated financial statements.

Crusader Holding Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three and nine month periods ended March 31, 2000 and 1999 is unaudited)
--------------------------------------------------------------------------------
1. BASIS OF PRESENTATION

The unaudited consolidated financial statements as of March 31, 2000, and for the three and nine month periods ended March 31, 2000 and 1999 include the accounts of Crusader Holding Corporation (the "Company") and its wholly-owned subsidiary, Crusader Savings Bank, FSB (the "Bank"), along with the Bank's wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three and nine month periods ended March 31, 2000 are not necessarily indicative of results to be anticipated for the full year.


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

In determining the weighted average shares outstanding during the period in the computation of basic and diluted earnings per share, retroactive effect was given to all stock dividends, including the 5% stock dividend paid October 14, 1999. Basic and diluted weighted average shares outstanding were 3,876,000 and 4,025,000 for the three months ended March 31, 2000, and March 31, 1999, respectively.


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

4. RECENT PRONOUNCEMENTS

None

5. RECENT LITIGATION

During October 1998, one of the Bank's deposit customers (the "Bank Depositor") had deposited approximately $1.3 million of dishonored money orders which resulted in its account being deficient by a similar amount. The Bank has initiated a lawsuit in the Court of Common Pleas of Philadelphia County against the money order company which had placed the stop payments on the money orders issued and the Bank Depositor alleging, among other things, that the money orders were improperly stopped and the Bank was a holder in due course and is therefore entitled to reimbursement. The Bank is seeking reimbursement in the lawsuit. The Bank has also initiated an involuntary bankruptcy proceeding against the Bank Depositor in the United States Bankruptcy Court for the Eastern District of Pennsylvania. The Bank is seeking to have a trustee preserve the assets of the Bank Depositor in order that the Bank may receive partial reimbursement. An order for relief under Chapter 7 of the Bankruptcy Code was granted on March 8, 1999. On June 9, 1999 a permanent trustee was elected as trustee in the Chapter 7 case (the "Chapter 7 Trustee"). The Bank has filed a proof of claim in the Chapter 7 case for the deficiency in the Bank Depositor's account. The Chapter 7 Trustee is investigating potential causes of action and recoveries arising out of or relating to the stopped money orders for the benefit of the Bank Depositor's creditors, including the Bank. In December 1998, the Company recorded a pre-tax provision of $950,000 to provide for its potential exposure with respect to the money orders. The Company believes its state court litigation has strong merit and that it can recover a substantial portion of its claim in the Chapter 7 case; however, the provision was recorded because of the length of time likely to transpire before the litigation is finalized and the potential uncertainty associated therewith.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing on the preceding pages as well as in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999. Unaudited results of operations for the three and nine month periods ended March 31, 2000 are compared to the unaudited results of operations for the comparable periods ended March 31, 1999. Such information is based upon the historical financial information available as of the dates indicated. Results of operations for the three and nine month periods ended March 31, 2000 are not necessarily indicative of results to be attained for any other period.

Statements regarding the Company's expectations as to financial results and other aspects of its business set forth herein or otherwise made in writing or orally by the Company may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that might cause or contribute to such differences include, but are not limited to, uncertainty of future profitability, changing economic conditions and monetary policies, uncertainty of interest rates, risks inherent in banking transactions, the impact of recent action to limit the Bank's asset growth and any related future actions by the Office of Thrift Supervision ("OTS") competition, extent of government regulations, and delay in or failure in obtaining regulatory approvals.

GENERAL

The Company is a holding company operating a federally chartered savings bank. The Bank conducts community banking activities by accepting deposits from the public and investing the proceeds in loans and investment securities. The Company's lending products include conforming and nonconforming credit residential mortgages, consumer and home equity loans, multi-family residential and non-residential real estate loans, SBA loans, and secured property tax liens. In order to manage its liquidity and interest rate risk, the Company maintains an investment portfolio consisting of bonds and mortgage-backed securities, most of which are investment quality. The Company's loan and investment portfolios are funded with deposits as well as borrowings from the Federal Home Loan Bank of Pittsburgh ("FHLB") or collateralized borrowings secured by the Company's investment securities. The Company's earnings are largely dependent upon its net interest income (the difference between what it earns on its loans and investments and what it pays on its deposits and borrowings). In addition to net interest income, the Company's net income is impacted by its loan loss provision, non-interest income (mortgage banking revenue and loan, deposit and ATM fees) and non-interest expenses (such as salaries and benefits, professional fees, occupancy cost, deposit insurance premiums and expenses related to mortgage operations).

FINANCIAL CONDITION

The Company's assets increased to $378.5 million at March 31, 2000 compared to $307.3 million at June 30, 1999. The increase in assets primarily reflects the deployment of proceeds from certificates of deposit and FHLB advances into loans. At March 31, 2000, the loan portfolio aggregated $261.4 million compared to $187.7 million at June 30, 1999, with the growth concentrated in commercial real estate loans, including loans secured by apartment buildings and mixed use properties, conforming adjustable rate residential mortgages and short-term consumer loans. Loans held for sale decreased to $55.2 million at March 31, 2000 compared to $74.7 million at June 30, 1999. This decrease resulted primarily from a decrease in the volume of conforming mortgage originations due to higher market interest rates and the elimination of the Bank's National Chinese Mortgage and Crusader Mortgage Corporation of Delaware mortgage banking operations. Nonconforming mortgage loans available for sale aggregated $28.0 million at March 31, 2000, with the balance in conforming loans available for sale. The Company has de-emphasized the origination of nonconforming mortgage loans in the last year, and intends to further reduce the existing portfolio of such loans. Cash and cash equivalents aggregated $9.6 million at March 31, 2000 compared to $6.1 million at June 30, 1999. Deposits were $212.9 at March 31, 2000 as compared to $189.1 million at June 30, 1999, reflecting primarily an increase in certificates of deposit. FHLB advances increased to $123.2 million at March 31, 2000 from $80.3 million at June 30, 1999 as these borrowings were utilized in part to fund asset growth. Shareholders' equity increased by $3.5 million due primarily to net income generated during the period, which was offset by $966,000 of stock repurchases as well as a $910,000 increase in unrealized losses on securities available for sale.

RESULTS OF OPERATIONS

Three months ended March 31, 2000 versus three months ended March 31, 2000. Net income increased to $1.9 million for the three months ended March 31, 2000 as compared to $1.4 million for the comparable prior period. Net interest income increased by $2.1 million, of which $1.2 million related to the Company's new short-term consumer loan product. Excluding short-term consumer loans, net interest income increased by $900,000 million or 36.38%, due primarily to a $98.6 million growth in average earning assets, partially offset by a decrease in the net yield on interest earning assets to 3.85% as compared to 3.90% in the prior year period. The provision for loan losses was increased to $795,000 for the three months ended March 31, 2000 as compared to $163,000 for the prior year period, of which $545,000 related to the Company's new short-term consumer loan product. Non-interest income decreased by $591,000 due primarily to a decrease of $475,000 in mortgage banking revenue and to a lesser extent a decrease in loan fees and other non-interest income. The reduction in mortgage banking revenues is consistent with the Company's strategy to de-emphasize the origination and resale of nonconforming loans in the current year, and the elimination of the Bank's National Chinese Mortgage Corporation and Crusader Mortgage Corporation of Delaware mortgage banking operations. Non-interest expenses increased to $1.4 million as compared to $1.2 million, due primarily to an increase in core operating expenses of $169,000 to accommodate the growth in assets.

Nine months ended March 31, 2000 versus nine months ended March 31, 1999. Net income increased to $5.4 million for the nine months ended March 31, 2000 as compared to $4.0 million (before a previously disclosed December 1998 one-time after-tax charge of $608,000) for the comparable prior period. Net interest income increased by $5.9 million, of which $2.9 million related to the Company's new short-term consumer loan product. Excluding short-term consumer loans, net interest income increased by $3.0 million or 42.25%, due primarily to a $100.5 million growth in average earning assets, partially offset by a decrease in the net yield on interest earning assets to 4.01% as compared to 4.09% in the prior year period. The provision for loan losses was increased to $2.3 million for the nine months ended March 31, 2000 as compared to $513,000 for the prior year period, of which $1.4 million related to the Company's new short-term consumer loan product. Non-interest income decreased by $1.8 million due primarily to a decrease of $2.0 million in mortgage banking revenues. Non-interest expenses increased by $292,000 (excluding the one-time charge in 1998) due primarily to an increase in core operating expenses to accommodate the growth in assets.

As a result of a recent examination by the OTS, The Bank has entered into a supervisory agreement with the OTS effective April 26, 2000. Effective for the quarter ended March 31, 2000, the Bank is required to limit its ongoing quarterly asset growth based on the interest credited on its deposits each quarter and certain other factors. The agreement also requires the Bank to enhance its policies and procedures and its management, internal control and audit functions. With a view to the eventual lifting of the asset growth restrictions once the Bank has addressed the OTS examination concerns, the agreement provides for the Bank to submit to the OTS updated prudent asset growth and diversification policies. However, there can be no assurance that the OTS will remove the asset growth restriction in any particular time period.

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

Net cash provided by operating activities for the nine months ended March 31, 2000 was $27.1 million as compared to $26.3 million of net cash used in the comparable prior year period. The change in net cash provided or used by operating activities primarily relates to the change in the level of loans available-for-sale. Net cash used in investing activities was $87.6 million and $49.8 million for the nine months ended March 31, 2000 and 1999, respectively. During each period, the primary use was the funding of the growth in the Bank's loan portfolio. Net cash provided by financing activities was $63.9 million ans $75.2 million for the nine months ended March 31, 2000 and 1999, respectively, as deposits and borrowings were used to finance the previously noted growth in the loan portfolio. The Bank monitors its capital level relative to its business operations and anticipated growth and has continually maintained it at a level which would allow it to be classified as "well-capitalized" under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"). The Bank's capital growth during the period presented has come primarily from internally generated earnings.

The following table sets forth the Bank's regulatory capital levels at March 31, 2000.

                                                    Required for         To Be Well Capitalized
                                                  Capital Adequacy          Corrective Action
                               Actual                 Purposes                 Provisions
                        -------------------    ----------------------    ----------------------
                                               (Dollars in thousands)
                         Amount       Ratio     Amount         Ratio      Amount         Ratio
                        -------      ------    -------         ------    -------        -------
Tangible capital        $32,162       8.53%    $ 5,657          1.50%    $18,857          5.00%
Core capital            $32,162       8.53%    $15,086          4.00     $22,629          6.00
Risk-based capital      $33,201      13.51%    $19,667          8.00     $24,584         10.00

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

A significant portion of the Bank's assets have been funded with CDs, including jumbo CDs. Unlike other deposit products such as checking and savings accounts, CDs carry a high degree of interest rate sensitivity and therefore, their renewal will vary based on the competitiveness of the Bank's interest rates. The Bank has customarily priced its CDs to be competitive at the shorter maturities (i.e., maturities of less than one year) in order to better match the repricing characteristics of portfolio loans and the anticipated holding period for loans held for sale. During the quarter ended December 31, 1999, the Bank began to offer a competitively priced retail certificate of deposit with a maturity term of two years. The program is monitored on an ongoing basis and will be managed based upon the interest rate risk profile of the Bank and the overall market interest rate environment. In order to hedge interest rate exposure, the Bank entered into several interest rate swaps with the FHLB during the quarter aggregating approximately $40 million. At March 31, 2000, approximately 88% of the Bank's deposits were CDs.

The Bank utilizes borrowings from the FHLB and collateralized repurchase agreements in managing its interest rate risk and as a tool to augment deposits in funding asset growth. The Bank may utilize these funding sources to better match its longer term repricing assets (i.e., between one and five years).

The nature of the Bank's current operations is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Company nor the Bank owns any trading assets. At March 31, 2000, other than the above referenced deposit swaps with the FHLB, the Bank did not have any hedging transactions in place, such as caps or floors.

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

During October 1998, one of the Bank's deposit customers (the "Bank Depositor") had deposited approximately $1.3 million of dishonored money orders which resulted in its account being deficient by a similar amount. The Bank has initiated a lawsuit in the Court of Common Pleas of Philadelphia County against the money order company which had placed the stop payments on the money orders issued and the Bank Depositor alleging, among other things, that the money orders were improperly stopped and the Bank was a holder in due course and is therefore entitled to reimbursement. The Bank is seeking reimbursement in the lawsuit. The Bank has also initiated an involuntary bankruptcy proceeding against the Bank Depositor in the United States Bankruptcy Court for the Eastern District of Pennsylvania. The Bank is seeking to have a trustee preserve the assets of the Bank Depositor in order that the Bank may receive partial reimbursement. An order for relief under Chapter 7 of the Bankruptcy Code was granted on March 8, 1999. On June 9, 1999 a permanent trustee was elected as trustee in the Chapter 7 case (the "Chapter 7 Trustee"). The Bank has filed a proof of claim in the Chapter 7 case for the deficiency in the Bank Depositor's account. The Chapter 7 Trustee is investigating potential causes of action and recoveries arising out of or relating to the stopped money orders for the benefit of the Bank Depositor's creditors, including the Bank. In December 1998, the Company recorded a pre-tax provision of $950,000 to provide for its potential exposure with respect to the money orders. The Company believes its state court litigation has strong merit and that it can recover a substantial portion of its claim in the Chapter 7 case; however, the provision was recorded because of the length of time likely to transpire before the litigation is finalized and the potential uncertainty associated therewith.


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

             None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Crusader Holding Corporation


  Date: May 12, 2000            By: /s/ Thomas J. Knox
                                    --------------------------------------------
                                    Thomas J. Knox
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)




  Date: May 12, 2000            By: /s/ Joseph T. Crowley
                                    --------------------------------------------
                                    Joseph T. Crowley
                                    Senior Vice President
                                    (Principal Accounting and Financial Officer)

                                  EXHIBIT INDEX

     Exhibit No.                                         Exhibit
     -----------                                         -------
         27                                              Financial Data Schedule