Form 10-K
period 2000-06-30
CRUSADER HOLDING CORP
filed 2000-09-28
CIK 1050992

================================================================================
                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K
(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 2000

                                      OR


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

     Title of each class             Name of each exchange on which  registered

----------------------------        -------------------------------------------

----------------------------        -------------------------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon closing sale price as quoted on the NASDAQ Stock Market on September 15, 2000: $33,764,824.

     As of September 15, 2000, 3,858,837 shares of the registrant's Common Stock were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be filed not later than 120 days after the close of the fiscal year are incorporated by reference in Part III of this Report on Form 10-K.
================================================================================

                                    Part I

Item 1. Business

General

     Crusader Holding Corporation (the "Company"), a Pennsylvania corporation, established in 1988 and headquartered in Philadelphia, Pennsylvania, is the holding company for Crusader Savings Bank, FSB (the "Bank"), a federally chartered savings bank. Substantially all of the Company's business activities are conducted through the Bank. At June 30, 2000, the Company had total assets of $393.7 million, total deposits of $243.3 million and total shareholders' equity of $32.6 million. The Bank's deposits are federally insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") to the maximum extent permitted by law. As a savings and loan holding company, the Company is subject to the supervision and regulation of the Office of Thrift Supervision ("OTS").

     The Bank provides community banking services through two branches and two ATMs in Philadelphia, and has focused primarily on mortgage lending for residential and multi-family housing and commercial real estate. The Company's strategy is to identify and develop business lines and product niches where it can utilize its Federal thrift charter, its access to low cost funds and its core competencies in risk management to achieve superior risk-adjusted rates of return. The Company's current business lines and product niches include residential and commercial real estate lending, Small Business Administration ("SBA") lending, mortgage banking, short-term consumer lending and the acquisition of secured property tax liens.

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

     The Company has grown its assets from $63.6 million as of June 30, 1995 to $393.7 million as of June 30, 2000. During this period, the Company has grown its core banking income by increasing its net interest income and controlling its operating expenses. While increasing its net interest income from $1.4 million for fiscal year 1996 to $2.8 million for fiscal year 1997, $6.0 million for fiscal year 1998, $10.0 million for fiscal year 1999, and $17.5 million for fiscal year 2000, the Company contained the growth in its core non-interest expenses (operating expenses exclusive of one-time charges and mortgage banking expenses) from $1.6 million (2.47% of average assets) for fiscal year 1996 to $1.7 million (1.70% of average assets) for fiscal year 1997, $2.1 million (1.24% of average assets) for fiscal year 1998, $2.8 million (1.13% of average assets) for fiscal year 1999 and $3.6 million (1.03% of average assets) for fiscal year 2000.

     A brief description of each of the Company's primary product lines and services follows:

Business Lines and Product Niches

Residential Lending and Mortgage Banking

     Generally, the Bank's current residential lending approach complies with the Federal National Mortgage Association ("FNMA") underwriting standards with respect to credit, debt ratios and documentation. Loans in excess of an 80% loan-to-value ("LTV") ratio generally carry private mortgage insurance. Generally, to avoid interest rate risk, fixed rate mortgages are originated for resale in the secondary market, and the Bank earns a fee in connection with such resale. Adjustable rate mortgages, depending upon size, are either sold or retained in the Bank's portfolio. The Bank also offers a full line of single family construction loans, rehabilitation loans and home equity lines of credit.

     During the past several years, the Company also generated nonconforming credit residential mortgage loans ("Nonconforming Mortgages"). In exchange for the additional lender risk associated with these loans, nonconforming borrowers generally are required to pay a higher interest rate than a conforming borrower. At June 30, 2000, the Company had a portfolio of Nonconforming Mortgages of $24.6 million with a weighted average interest rate of 11.54%. The Company has substantially reduced its volume of Nonconforming Mortgage production and is currently generating less than $1 million per month of such loans, all of which are intended for resale and subject to purchase commitments by designated investors. The Company intends to continue to reduce its portfolio of Nonconforming Mortgages.

     In November 1999, the Company adopted a Plan of Strategic Reorganization (the "Plan") to simplify the operations of the Bank. As part of the Plan, the Bank discontinued the businesses of its subsidiaries, National Chinese Mortgage Corporation ("NCM"), Crusader Mortgage Corporation of Delaware ("CMCD") and Crusader Mortgage Corporation ("CMC"). All of the mortgage banking activities of the Bank were consolidated into the Bank's Philadelphia operations. In connection with the consolidation, $42.2 million of loans (including the aforementioned Nonconforming Mortgages) generated by these subsidiaries were transferred from loans held for sale to the loan portfolio, and the Company incurred pre-tax write-offs aggregating $436,000 with respect to NCM and $402,000 with respect to CMCD.

     With respect to loans originated for resale, the loans and their related servicing rights are sold on a non-recourse basis pursuant to agreements containing customary representations and warranties by the Bank regarding the underwriting criteria and the origination process. However, absent a breach of its representations and warranties or, if applicable, a first payment default, the Bank has no exposure with respect to losses incurred by the purchaser with respect to a default by the borrower. To date, the Bank has had minimal repurchases of loans previously sold, although there is no assurance that this will be the case in the future. Loans originated for resale are typically approved by the intended third party investor pursuant to an automated underwriting system supplied by the investor, and the Bank receives a pre-approval on the loan prior to its closing.

     The Bank does not have any exposure in its financial statements to "gain on sale" securitization accounting. In addition, because the Bank sells its loans with their related servicing rights, it does not retain any risk with respect to the ongoing valuation of servicing rights. At June 30, 2000, the Bank's residential loan portfolio aggregated $156.9 million.

Commercial Real Estate Lending

     The Bank's Commercial Real Estate lending activities consist of loans secured by apartment buildings, small office buildings, mixed use properties and occasionally non-real estate collateral. The Bank believes these loans are generally less risky than commercial real estate loans secured by a property with a single business user, where the ability of the borrower to repay is dependent upon the operations of the business. The Bank's Commercial Real Estate loans are generally secured by real estate located principally in the Philadelphia metropolitan area, and in certain cases, in southern and central New Jersey and Delaware. The loans are underwritten in accordance with strict debt service and LTV guidelines, generally with maximum LTVs of up to 75%. The Bank typically requires personal guarantees on Commercial Real Estate loans. The Bank will sometimes permit a borrower to supplement or substitute marketable securities or other property as collateral for Commercial Real Estate loans in accordance with prescribed guidelines. All Commercial Real Estate loans are approved by the Loan Committee of the Bank's Board of Directors (the "Bank Loan Committee").

     The Bank has emphasized Commercial Real Estate loans ranging in size between $500,000 and $3.0 million. The Bank believes this is an underserved portion of the market that is not subject to the intense competition present with respect to Commercial Real Estate loans in excess of $3.0 million. This market has also benefited from the ongoing consolidation of banks in the Philadelphia metropolitan area. This has allowed the Bank to generate an adequate volume of Commercial Real Estate loans without generally varying from its strict underwriting guidelines and its policy of requiring a personal guarantee on all Commercial Real Estate loans.

     The Bank's Commercial Real Estate loans provide primarily for fixed interest rates during an initial period ranging from one year to five years. At the end of the initial period, the interest rate adjusts to a specified margin over the prevailing U.S. Treasury rate for the ensuing period. The Bank's Commercial Real Estate loan portfolio has generally been priced to provide an average spread of at least 300 basis points over comparable Treasury securities at time of origination. At June 30, 2000, the Bank's Commercial Real Estate Loan portfolio aggregated $125.9 million.

Small Business Administration Lending

     The Bank is an approved SBA lender. Under the SBA program, the SBA guarantees up to 75% of the outstanding loan balance of an approved SBA loan. Because the loans are generally collateralized by real estate or other assets, the ultimate risk of loss is reduced substantially, as any collateral recoveries are realized by the lending institution on a pro-rata basis in accordance with the non-guaranteed percentage of the loan balance. Interest rates on the Bank's SBA loans generally float based on the prime rate, with typical average margins of 175 to 275 basis points above prime. Thus, the Bank is able to earn above average interest rates on the full balance of the loans, while generally limiting its exposure to a maximum of 25% of the outstanding balance, which exposure is further reduced by its share of recoveries.

     Because the guaranteed portion of an SBA loan is backed by the full faith and credit of the U.S. Government, this portion can be sold as a security, generating gains on sale of up to 7% of the guaranteed principal balances. The sale of the guaranteed portion is generally without recourse and without exposure with respect to prepayment of the loan.

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

Short-Term Consumer Lending

     In April 1999, the Bank began making short-term consumer loans pursuant to a Marketing and Servicing Agreement with NCAS of Pennsylvania, LLC ("NCAS"), which in September 1999 became a subsidiary of Advance America, Cash Advance Centers, Inc., an entity that has substantial experience with similar products. In connection with these loans, the Bank advances up to $600, with the loan due date coinciding with the borrower's next payday (or date of receipt of other recurring payment), and charges the borrower an up-front finance charge equal to 17% of the amount advanced. The borrower signs a promissory note, arbitration agreement and a check payable to the Bank equal to the repayment amount. The loans are marketed through approximately 70 NCAS locations in Pennsylvania, all of which currently market only the Bank's loans.

     As of June 30, 2000, the Company had $6.5 million of loans outstanding (net of the allowance for short-term consumer loans) under this program. In connection with ongoing consumer group concerns over this type of product, the OTS and other federal banking agencies are conducting a policy analysis of lending programs of this type and the appropriateness of banks and savings institutions offering such products. As a result of this review, the Company may be compelled or may choose to change or even discontinue this product in the future, although it currently has no plans to do so. The Company had approximately $2.1 million and $120,000, respectively, of net interest income (after the provision for loan losses for short-term consumer loans) from this program in fiscal years 2000 and 1999.

Secured Property Tax Liens/Certificates

     The Company conducts its secured property tax lien business through Crusader Servicing Corporation ("CSC"), a 60% owned subsidiary of the Bank that commenced operations in August 1996. CSC acquires, at auction or through assignment, delinquent property tax certificates in various jurisdictions that sell such certificates. The procedures for the sale and purchase of property tax certificates are defined by local law, but generally, in exchange for paying the outstanding property taxes and penalties, the purchaser assumes a lien position on the property that is superior to any mortgage lien. After a specified holding period, the purchaser has the right to commence strict foreclosure proceedings, under which the purchaser will receive title to the property free and clear of any liens, regardless of the relationship between the property value and the property tax lien. Prior to such strict foreclosure, the property owner and/or junior lien holders have the right to redeem the certificate by paying the amount expended by the tax certificate holder, plus interest and/or penalties as defined by local statute. Since the outstanding property taxes are generally a small percentage of the property value, there is an incentive for a junior lien holder or property owner to redeem the certificate prior to strict foreclosure, as they will not otherwise share in the excess of the property value over the property tax lien amount.

     CSC is currently focusing its efforts in New Jersey, although it has also purchased liens in Connecticut, Florida and Indiana. While the effective rate of return (increase in redemption value) of each individual tax lien will vary, CSC has on average been able to earn approximately a 14% yield with effective LTVs significantly below the Bank's prevailing lending standards. In New Jersey, by virtue of acquiring a tax lien, CSC also obtains the right to pay any future unpaid delinquent property taxes, and, once paid, is statutorily entitled to interest up to 18% annually on such future delinquent taxes.

     Prior to bidding at any auctions, CSC conducts due diligence on available properties in accordance with internal guidelines, such as the review of property types, assessed values and lien searches and, depending upon size, will physically inspect the property. As of June 30, 2000, CSC had a portfolio of $27.2 million of delinquent property tax certificates.

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

     Approximately 92% of the Bank's average deposits for the year were CDs, primarily marketed through its branches and through financial planners and brokers. While the Bank has attracted deposits by paying interest rates slightly higher than generally offered in the retail market, this has allowed the Company to focus on the implementation of its business strategy, including the development of its lending business lines and product niches, and to control its core non-interest expenses. For details of the Bank's deposits by product type and maturity dates, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Deposits."

SUPERVISION AND REGULATION

General

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

     As a result of a 1999 examination by the OTS, the Bank has entered into a supervisory agreement with the OTS which was effective on April 26, 2000. Effective with the quarter ended March 31, 2000, the Bank is required to limit its ongoing quarterly asset growth based on the interest credited on its deposits each quarter and certain other factors. The agreement also requires the Bank to enhance its policies and procedures and its management, internal control and audit functions. With a view to the eventual lifting of the asset growth restrictions once the Bank has addressed the OTS examination concerns, the agreement provides for the Bank to submit to the OTS updated prudent asset growth and diversification policies. However, there can be no assurance that the OTS will remove the asset growth restriction in any particular time period. Failure to comply with the provisions of the supervisory agreement could expose the Bank to further regulatory sanctions that could have a material adverse effect on the Company.

     As a savings and loan holding company, the Company is registered with the OTS and is subject to OTS regulation and supervision under the HOLA.

     The following discussion is intended to be a summary of certain statutes, rules and regulations affecting the Bank and the Company. A number of other statutes and regulations have an impact on their operations. The following summary of applicable statutes and regulations does not purport to be complete and is qualified in its entirety by reference to relevant statutes and regulations.

Regulation of the Bank

     Business Activities. The Bank derives its lending and investment powers from the HOLA and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of commercial paper and debt securities, and certain other assets. With FDIC and OTS approval, the Bank may also establish service corporations that may engage in activities reasonably related to the business of financial institutions but not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations.

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

     The core capital, or "leverage ratio," requirement mandates that a savings institution maintain core capital equal to at least 3% of its adjusted total assets. "Core capital" includes common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries and certain nonwithdrawable accounts and pledged deposits. Core capital is generally reduced by the amount of the savings institution's intangible assets, with limited exceptions for permissible mortgage servicing rights ("MSRs"), purchased credit card relationships and certain intangible assets arising from prior regulatory accounting practices. Core capital is further reduced by the amount of a savings institution's investments in and loans to subsidiaries engaged in activities not permissible for national banks. At June 30, 2000, the Bank had no such investments.

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

     Under the regulations, the OTS has the power to require Individual Minimum Capital Requirements on institutions it deems as a higher risk than traditional thrifts they regulate. In light of the OTS concerns resulting from its 1999 examination of the Bank, it is possible that the OTS could seek to establish an Individual Minimum Capital Requirement for the Bank, although no such requirement has been established to date.

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

     Under the joint prompt corrective action regulations, a "well-capitalized" institution is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a ratio of Tier 1 capital to total assets ("leverage ratio") of 5%. An "adequately capitalized" institution is one that does not qualify as "well capitalized" but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the institution has the highest composite examination rating. An institution not meeting these criteria is treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which its capital levels are below these standards. An institution that falls within any of the three "undercapitalized" categories will be subject to certain severe regulatory sanctions required by FDICIA and the implementing regulations. As of June 30, 1999, the Bank was "well-capitalized" as defined by the regulations, with a total risk-based capital ratio of 14.26%, a Tier 1 risk-based capital ratio of 8.81% and a leverage ratio of 8.81%.

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

     In order to recapitalize the SAIF and to equalize the deposit insurance premiums paid by SAIF-insured institutions and institutions with deposits insured by the Bank Insurance Fund ("BIF"), Congress enacted the Deposit Insurance Funds Act of 1996 (the "1996 Act"), which authorized the FDIC to impose a one-time special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF to the statutorily designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points per $100 of each institution's SAIF-assessable deposits as of March 31, 1995. The 1996 Act provides that the amount of the special assessment will be deductible for federal income tax purposes for the taxable year in which the special assessment is paid.

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

     A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. An initial failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its Federal Home Loan Bank (as defined below). If a savings institution does not requalify under the QTL test within the three-year period after it fails the QTL test, it would be required to terminate any activity (and dispose of any investment) not permissible for a national bank and repay as promptly as possible any outstanding advances from its Federal Home Loan Bank. In addition, the holding company of such an institution, such as the Company, would be required to register as a bank holding company with the Federal Reserve Board. At June 30, 2000, the Bank qualified as a QTL.

     Safety and Soundness Standards. FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, requires the OTS, together with the other federal bank regulatory agencies, to prescribe standards, by regulation or guideline, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. The OTS and the federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to the statute. In general, guidelines adopted by the OTS require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder.

     In addition, on July 10, 1995, the OTS and the federal bank regulatory agencies proposed guidelines for asset quality and earnings standards. Under the proposed standards, a savings institution would be required to maintain systems commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards, in the form proposed by banking agencies, if adopted, would not have a material effect on the operations of the Bank.

     Limitations on Capital Distributions. OTS regulations impose limitations upon capital distributions by a savings institution, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. A savings institution must give notice to the OTS at least 30 days before a proposed capital distribution. A savings institution that has capital in excess of all regulatory capital requirements before and after a proposed capital distribution and that is not otherwise restricted in making capital distributions, may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (a) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its capital requirements) at the beginning of the calendar year, or (b) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior OTS approval. In addition, under the OTS's prompt corrective action regulations, the Bank would be prohibited from paying dividends if the Bank were classified as "undercapitalized" under such rules. See "-- Prompt Corrective Regulatory Action." Finally, earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of dividends or other distributions to the Company without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions.

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

     Federal Home Loan Bank System. The FHLB System consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. At June 30, 2000, the Bank was in compliance with this requirement. Long-term FHLB advances may only be made for the purpose of providing funds for residential housing finance. At June 30, 2000, the Bank had $95.2 million of total advances outstanding from the FHLB.

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

     Other Laws and Regulations. The lending and deposit-taking activities of the Bank are subject to a variety of federal and state consumer protection laws, including the Equal Credit Opportunity Act (which prohibits discrimination in all aspects of credit-granting), the Truth-in-Lending Act (which principally mandates certain disclosures in connection with loans made for personal, family or household purposes and imposes substantive restrictions with respect to home equity lines of credit), the Truth-in-Savings Act (which principally mandates certain disclosures in connection with deposit-taking activities), the Fair Credit Reporting Act (which, among other things, requires a lender to disclose the name and address of the credit bureau from whom a lender obtains a report that resulted in a denial of credit), the Real Estate Settlement Procedures Act (which, among other things, requires residential mortgage lenders to provide loan applicants with closing cost information shortly after the time of application and prohibits referral fees in connection with loan originations and other real estate settlement services), the Electronic Funds Transfer Act (which, among other things, requires certain disclosures in connection with electronic funds transactions) and the Expedited Funds Availability Act (which, among other things, requires that deposited funds be made available for withdrawal in accordance with a prescribed schedule and that the schedule be disclosed to customers).

     As a federal savings bank, the Bank is exempt from most state laws, other than contract and commercial law; real property law; tort law and criminal law. Also, federal law has permanently preempted all state usury laws on the Bank's residential first mortgage loans in any state, including Pennsylvania, which did not override that preemption. On other loans, the Bank is authorized to charge the "interest" allowed by Pennsylvania usury laws for the "most favored lender" for the loan in question, and is authorized to impose non-interest charges without regard to state law limitations. Accordingly, the Bank makes its short-term consumer loans under the authority of a Pennsylvania statute which generally authorizes an 18% periodic rate of interest plus additional charges in such amount as the agreement with the borrower provides, and it may make its other loans under a variety of Pennsylvania usury laws and applicable exceptions.

     Under the privacy provisions of the Gramm-Leach-Bliley Act and OTS regulations thereunder, effective July 1, 2001, the Bank will be required to disclose certain information concerning its privacy practices and policies to its customers at the inception of the customer relationship and annually thereafter. It would also need to make disclosures to any consumers whose nonpublic personal information the Bank intends to share with unaffiliated third parties unless the information is shared for certain excepted purposes, including a disclosure to effect, administer or enforce a transaction authorized by the consumer or for certain joint marketing activities. Consumers and customers must be allowed the opportunity to "opt out" from having their nonpublic personal information disclosed without an excepted purpose. At present, the Bank does not intend to make nonpublic personal information available to unaffiliated third parties without an excepted purpose.

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

Employees

     At September 15, 2000, the Company employed 58 persons. The Company is not subject to any collective bargaining agreements and believes that its relationship with its employees is good.

Item 2. Properties

     The Company's headquarters are located at 1230 Walnut Street in Philadelphia, Pennsylvania. The Bank operates from two branch offices, one of which is located at the Company's headquarters and the other is located at 6526 Castor Avenue in Philadelphia. The Bank leases its Walnut Street and Castor Avenue locations under lease agreements with terms expiring in 2014 and 2002, respectively, assuming the Bank exercises all of its options to renew such leases. The Walnut Street location is leased from Walnut Square Partners, a partnership controlled by Ronald L. Caplan, a former director of the Company and the Bank. In addition, the Bank leases space for its operations at a building owned by 1334 Walnut Street Partners, a partnership controlled by Mr. Caplan and Quest Holding Corporation ("QUEST "), a wholly-owned subsidiary of the Bank.

Item 3. Legal Proceedings

     There are various claims and lawsuits in which the Company or the Bank are periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. In the opinion of management, there are no material pending claims or lawsuits against the Company or the Bank.

     During October 1998, one of the Bank's deposit customers ("Bank Depositor") had approximately $1.3 million of dishonored money orders which resulted in its account being deficient by a similar amount. The Bank has initiated a lawsuit in the Court of Common Pleas of Philadelphia County against the money order company which placed the stop payments on the money orders issued, and the Bank Depositor; alleging, among other things, that the money orders were improperly stopped and the Bank was a holder in due course and is therefore entitled to reimbursement. The Bank is seeking reimbursement in the lawsuit. The Bank has also initiated an involuntary bankruptcy proceeding against the Bank Depositor in the United States Bankruptcy Court for the Eastern District of Pennsylvania. The Bank is seeking to have a trustee preserve the assets of the Bank Depositor in order that the Bank may receive partial reimbursement. An order for relief under Chapter 7 of the Bankruptcy Code was granted on March 8, 1999. In December 1998, the Company recorded a pre-tax provision of $950,000 to provide for its potential exposure with respect to the money orders. At June 30, 2000, the Company has a remaining receivable of $275,000 related to this matter. The Company believes its litigation has strong merit; however, the provision was recorded because of the length of time likely to transpire before the litigation is finalized and the potential uncertainty associated therewith.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                   Part II.


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company consummated an initial public offering of its Common Stock, par value $0.01 per share, in February 1998 with underwriters exercising a 15% over-allotment option in March 1998 (the "IPO"). The Company's Common Stock is traded on the Nasdaq Stock Market under the symbol "CRSB". As of August 31, 2000, there were approximately 900 beneficial owners of the Company's Common Stock. The following table sets forth, on a quarterly basis, the high and low closing prices (as adjusted for stock dividends) for the Company's Common Stock since consummation of the IPO. Historically, the Company has not paid cash dividends on the Common Stock. The Company's Board of Directors does not currently intend to pay cash dividends, and intends to retain all earnings to fund the growth of the Company and the Bank. The Company paid a 5% stock dividend in August 1998, and an additional 5% stock dividend in October 1999.


               Quarter Ended            High          Low
               -------------          --------      -------
               March 31, 1998         $ 14.06       $ 13.38
               June 30, 1998          $ 17.01       $ 13.95
               September 30, 1998     $ 15.65       $ 11.31
               December 31, 1998      $ 11.90       $  9.52
               March 31, 1999         $ 10.60       $  9.41
               June 30, 1999          $ 11.43       $  8.75
               September 30, 1999     $ 10.24       $  9.29
               December 31, 1999      $ 10.00       $  7.00
               March 31, 2000         $  7.88       $  6.56
               June 30, 2000          $  8.25       $  6.38

Item 6. Selected Consolidated Financial Data

     The following selected consolidated financial data with respect to the Company's income statements for the fiscal years ended June 30, 1998, 1999 and 2000 and with respect to the Company's balance sheets at June 30, 1999 and 2000 are derived from the audited Consolidated Financial Statements of the Company which are included elsewhere in this report and are qualified by reference to such Consolidated Financial Statements and the related Notes thereto. Selected Results of Operations data for the fiscal years ended June 30, 1996 and 1997 and Selected Balance Sheet data at June 30, 1996, 1997 and 1998 are derived from Consolidated Financial Statements of the Company not included herein. This selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with the Consolidated Financial Statements, the related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                          At or for the Year Ended June 30,
                                                          ------------------------------------------------------------------
                                                              2000          1999          1998          1997         1996
                                                          ------------  ------------  ------------  -----------  -----------
                                                                 (In thousands, except per share amounts and ratios)
Selected Results of Operations:
 Interest income .......................................    $ 34,475      $ 21,896      $ 14,521     $  7,919      $ 4,973
 Interest expense ......................................      16,962        11,589         8,485        5,130        3,559
 Net interest income ...................................      17,513        10,307         6,036        2,789        1,414
 Provision for loan losses:
   Short-term consumer loans ...........................       2,017           228             0            0            0
   Other loans .........................................       1,300           713           385           58           42
 Total non-interest income .............................       2,522         4,584         5,013        1,585          417
   Mortgage banking income .............................       1,634         3,969         4,712        1,074          417
 Total non-interest expenses ...........................       5,811         6,147         4,747        2,862        1,616
   Core non-interest expenses ..........................       3,467         2,742         2,067        1,680        1,616
   Mortgage banking expenses ...........................       2,259         2,371         2,628          886            0
   Goodwill amortization ...............................          85            84            52            0            0
   Loss on fraudulent money orders(1) ..................           0           950             0            0            0
   SAIF special assessment(2) ..........................           0             0             0          296            0
 Minority interest in earnings .........................         369           180            72           12            0
 Income tax expense(3) .................................       3,343         2,657         2,109          480           61
 Net income ............................................       7,195         4,966         3,736          962          112
 Net income, excluding one-time charges (1)(2) .........       7,195         5,574         3,736        1,154          112

Per Share Data (Diluted):(3)
 Net income per share ..................................        1.85          1.24          1.20         0.42         0.06
 Net income per share, excluding one-time
   charges(1)(2) .......................................        1.85          1.39          1.20         0.50         0.06
 Weighted average shares outstanding ...................       3,895         4,020         3,108        2,297        1,764

Selected Balance Sheet Data:
 Total assets ..........................................    $393,748      $307,280      $202,034     $117,093      $81,307
 Investment and mortgage-backed securities .............      40,705        31,213        17,551       22,343       22,097
 Loans held for sale ...................................       9,735        74,708        48,389        6,244        1,659
 Loans receivable, net .................................     320,839       187,696       120,984       85,992       53,604
 Deposits ..............................................     243,261       189,106       118,831       95,906       59,624
 Borrowings ............................................     104,233        88,580        57,430       14,730       16,651
 Shareholders' notes ...................................           0             0             0        2,990        2,918
 Shareholders' equity(4) ...............................      32,596        27,336        23,223        2,895        1,512

                                                                     At or for the Year Ended June 30,
                                                       --------------------------------------------------------------
                                                          2000         1999         1998         1997         1996
                                                       ----------   ----------   ----------   ----------   ----------
                                                            (In thousands, except per share amounts and ratios)
Performance Ratios:
 Return on average assets, excluding one-time
   charges(1)(2) ...................................       2.08%        2.23%        2.24%        1.17%        0.17%
 Return on average assets ..........................       2.08%        1.98%        2.24%        0.97%        0.17%
 Return on average invested capital, excluding
   one-time charges(1)(2)(5) .......................      24.26%       22.49%       30.17%       19.61%        2.53%
 Return on average invested capital(5) .............      24.26%       20.03%       30.17%       16.35%        2.53%
 Net yield on interest-earning assets ..............       5.11%        4.08%        3.70%        2.89%        2.23%
 Non-interest expenses, excluding mortgage
   banking expenses and one-time charges, to
   average assets(2) ...............................       1.03%        1.13%        1.24%        1.70%        2.47%

Asset Quality Ratios:
 Non-performing loans to total assets ..............       0.72%        0.93%        0.67%        0.94%        1.19%
 Allowance for loan losses to total
   non-performing loans(6) .........................      95.97%       53.38%       63.39%       42.99%       44.28%
 Allowance for loan losses to net loans(6) .........       0.87%        0.81%        0.71%        0.55%        0.80%

Capital Ratios:
 Company equity to assets ..........................       8.28%        8.90%       11.49%        2.45%        1.86%
 Bank core capital ratio ...........................       8.81%        8.87%       11.00%        5.12%        5.79%
 Bank risk-based capital ratio .....................      14.26%       14.92%       21.09%       10.81%       12.72%

------------
(1) In December 1998, the Company recorded a one-time charge for allegedly fraudulent money orders deposited by a Bank customer. Net of related tax effects, this reduced net income by $608,000 for the year ended June 30, 1999.
(2) In September 1996, the Company incurred a one-time SAIF assessment of $296,000 to recapitalize the fund. Net of related tax effects, this assessment reduced net income by $192,000 for the year ended June 30, 1997.
(3) Per share amounts have been adjusted to retroactively reflect prior stock dividends, including the 5% stock dividend payable on October 14, 1999 and the 5% stock dividend paid on August 28, 1998. The Company adopted the provisions of SFAS No. 128, Earnings Per Share, which eliminates primary and fully diluted earnings per share in conjunction with the disclosure of the methodology used in computing earnings per share. Basic earnings per share exclude dilution and are computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Prior periods' earnings per share calculations have been restated to reflect the adoption of SFAS No. 128.
(4) The Company completed an initial public offering on February 13, 1998 resulting in the issuance of 1,150,000 shares of common stock totaling approximately $15.4 million, net of offering expenses.
(5) Invested capital is the sum of shareholders' notes and shareholders' equity.
(6) Excludes the loan loss allowance of $702,000 and $228,000 attributable to short-term consumer loans at June 30, 2000 and 1999, respectively, and net consumer loans outstanding of $6.5 million and $5.6 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the Company's consolidated financial condition and results of operations and capital resources and liquidity should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere herein. Statements regarding the Company's expectations as to financial results and other aspects of its business set forth herein or otherwise made in writing or orally by the Company may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that might cause or contribute to such differences include, but are not limited to, uncertainty of future profitability, changing economic conditions and monetary policies, uncertainty of interest rates, risks inherent in banking transactions, competition, the impact of the OTS action to limit the Bank's asset growth, extent of government regulations, and delay in or failure in obtaining regulatory approvals.

General

     The Company is a holding company operating a federally chartered savings bank. The Bank conducts community banking activities by accepting deposits from the public and investing the proceeds in loans and investment securities. The Bank's lending products include single family residential mortgages, home equity loans, short-term consumer loans, multi-family residential and non-residential real estate (collectively, "Commercial Real Estate") loans, SBA loans, and secured property tax liens. In order to manage its liquidity and interest rate risk, the Bank maintains an investment portfolio consisting of bonds and mortgage-backed securities, most of which currently are U.S. Treasury or U.S. Government Agency quality. The Bank's loan and investment portfolios are funded with deposits as well as borrowings from the FHLB or collateralized borrowings secured by the Bank's investment securities. The Bank's earnings are largely dependent upon its net interest income (the difference between what it earns on its loans and investments and what it pays on its deposits and borrowings). In addition to net interest income, the Bank's net income is impacted by its loan loss provision, non-interest income (such as mortgage banking revenue from the sale of residential mortgage loans and loan, deposit and ATM fees) and non-interest expenses (such as salaries and benefits, professional fees, occupancy costs, deposit insurance premiums and expenses related to mortgage banking operations).

Overview

     Through 1995, the Bank primarily engaged in the origination and sale of conforming residential mortgage loans (FNMA fixed rate mortgage loans) and the origination of adjustable rate single family mortgages for its portfolio. The Bank has established and seeks to continue developing a loan referral network consisting of mortgage banking companies affiliated with local realty companies and local realtors with no mortgage company affiliation, as well as smaller mortgage bankers and brokers. In this business, the Bank attempts to distinguish itself from its competition by providing efficient service and offering specialized adjustable rate loan products. Since opening its Center City, Philadelphia branch in 1994, the Bank has been developing a referral base for Commercial Real Estate loans consisting of local realtors and real estate investors and advisors, as well as repeat and referral business from existing borrowers. In order to better monitor its loan portfolio, the Bank concentrates its Commercial Real Estate lending in the Philadelphia metropolitan area, consisting of Bucks, Chester, Delaware, Montgomery and Philadelphia counties, as well as Central and Southern New Jersey and Northern Delaware. In order to better compete in this business, the Bank attempts to provide its applicants with quick responses by having the Board Loan Committee which meets on an as needed basis to evaluate loan applications.

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

     In the latter part of 1995, management began to refocus the Company and developed a plan designed to grow its assets and profitability. The Company's strategy is to identify and develop business lines and product niches where it can utilize its Federal thrift charter, its access to low cost funds and its core competencies in risk management to achieve superior risk-adjusted rates of return. The Company's business lines and product niches include residential and Commercial Real Estate lending, SBA lending, mortgage banking, short-term consumer lending and the acquisition of secured property tax liens.

     In November 1999, the Company adopted a Plan of Strategic Reorganization. The major elements of this Plan include: (1) simplification of operations and a new focus on the Bank's four major business activities -- residential mortgage banking and lending, commercial real estate lending, secured property tax liens and short-term consumer lending; (2) discontinuation of the business of the Bank's mortgage banking subsidiaries, NCM and CMCD and (3) addition of new management resources. Over the past several years, the Bank has focused on identifying and developing new business lines and product niches. The Bank has now chosen to focus on its more desirable product lines and does not anticipate entering into any new line of business for the foreseeable future.

     From June 1995 through June 2000, the Company increased its asset base from $63.6 million to $393.7 million, resulting in increased net interest income. In addition, the Bank's new business lines have produced higher levels of non-interest income. Despite the growth in its assets, the Company has emphasized controlling its operating expenses. In this regard, the Company has reduced its ratio of core non-interest expenses (operating expenses exclusive of mortgage banking expenses and one-time charges) as a percentage of average assets from 2.47% for fiscal year 1996 to 1.70% for fiscal year 1997, 1.24% for fiscal year 1998, 1.13% for fiscal year 1999, and 1.03% for fiscal year 2000. In light of the Company's reduced ongoing asset growth and its focus on adding infrastructure and management resources, it is anticipated that the fiscal year 2000 ratio will not be sustained.

     The increase in net interest income resulting from the growth in the Company's asset base, the containment of core non-interest expenses and the increases in non-interest income all have contributed to the Company's higher levels of profitability in recent periods.

Results of Operations

     Year ended June 30, 2000 versus year ended June 30, 1999. Net income increased to $7.2 million for the year ended June 30, 2000 as compared to $5.6 million (before a one-time charge) for the prior year. Net interest income increased by $7.2 million due primarily to a growth in average earning assets and an increase in the Company's net yield on interest-earning assets. Non-interest income decreased by $2.1 million due primarily to a decrease in mortgage banking revenues. The reduction in mortgage banking revenues is consistent with the Company's strategy in the current year to de-emphasize the origination and resale of nonconforming mortgage loans and the discontinuation of the business of the Company's mortgage banking subsidiaries. Non-interest expenses (excluding the prior year one-time charge) increased by $614,000, due primarily to a $725,000 increase in core non-interest expenses as the Company expanded its staff and management resources, partially offset by a $112,000 decrease in mortgage banking expenses. Income tax expense increased by $686,000 as a result of the Company's increased profitability.

     Year ended June 30, 1999 versus year ended June 30, 1998. Net income for the year ended June 30, 1999 increased to $5.6 million before a one-time charge ( $5.0 million after the charge), as compared to $3.7 million for the prior year. Net interest income increased by $4.3 million due primarily to growth in average earning assets. Non-interest income decreased by $429,000 due primarily to a $743,000 million reduction in mortgage banking revenues which was offset by a $314,000 increase in deposit and loan fees. The reduction in mortgage banking revenues was consistent with the Company's strategy to de-emphasize the purchase and resale of nonconforming loan pools in the year, while the increase in other non-interest income reflects the implementation of the Company's initiatives to expand its other fee income. Non-interest expenses (excluding the one-time charge) increased by $450,000, due primarily to an $707,000 increase in core non-interest expenses as the Company expanded its staff to accommodate for the growth in assets, partially offset by a $257,000 reduction in mortgage banking expenses. In December 1998, the Company recorded a one-time charge of $950,000 ($608,000 after tax) for a series of allegedly fraudulent money orders deposited by a Bank customer. Income tax expense increased by $548,000 as a result of the increased profitability of the Bank.

Net Interest Income

     Net interest income is the difference between interest received on the Company's loans and investment securities ("interest-earning assets") and interest paid on deposits and borrowings ("interest-bearing liabilities"). It is the most significant component of operating income and is largely dependent upon the volume and rate earned on interest-earning assets and the volume and rate paid on interest-bearing liabilities.

     The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and rate information for the periods presented. Average balances are derived from daily balances during the indicated periods, except where noted otherwise.

                                                                           Year Ended June 30,
                                               ----------------------------------------------------------------------------
                                                                2000                                   1999
                                               --------------------------------------  ------------------------------------
                                                                          (Dollars in thousands)
                                                                            Average                                Average
                                                  Average                    Yield/       Average                   Yield/
                                                  Balance      Interest       Rate        Balance      Interest      Rate
                                               -------------  ----------  -----------  -------------  ----------  ---------
Average assets:
Loans receivable(1) .........................    $ 303,196     $31,400        10.36%     $ 221,838     $20,335       9.17%
Investment and mortgage-backed
 securities(2) ..............................       39,307       3,075         7.82         22,090       1,561       7.07
                                                 ---------     -------        -----      ---------     -------       ----
Total interest-earning assets ...............      342,503      34,475        10.07%       243,928      21,896       8.98%
                                                               -------        -----                    -------       ----
Non-interest-earning assets .................        3,697                                   6,654
                                                 ---------                               ---------
   Total assets .............................    $ 346,200                               $ 250,582
                                                 =========                               =========
Average liabilities and
 shareholders' equity:
Non-interest-bearing deposit accounts .......    $  11,100     $    --           --%     $   3,806     $    --         --%
Interest-bearing deposit accounts ...........      195,622      11,121         5.68        153,284       8,171       5.33%
Borrowings ..................................      107,511       5,841         5.43         64,585       3,418       5.29%
Shareholders' notes .........................           --          --           --             --          --         --
                                                 ---------     -------        -----      ---------     -------       ----
Total deposits and interest-bearing
 liabilities ................................      314,233      16,962         5.40%       221,675      11,589       5.23%
                                                               -------        -----                    -------       ----
Other non-interest-bearing liabilities ......        2,315                                   3,556
                                                 ---------                               ---------
Total liabilities ...........................      316,548                                 225,231
Shareholders' equity(3) .....................       29,652                                  25,351
                                                 ---------                               ---------
Total liabilities and shareholders'
 equity .....................................    $ 346,200                               $ 250,582
                                                 =========                               =========
Net interest income .........................                  $17,513                                 $10,307
                                                               =======                                 =======
Interest rate spread ........................                                  4.67%                                 3.75%
                                                                              =====                                  ====
Net yield on interest-earning assets (net
 interest margin)(4) ........................                                  5.11%                                 4.23%
                                                                              =====                                  ====
Ratio of interest-earning assets to
 interest bearing liabilities ...............       109.00%                                 111.96%
                                                 =========                               =========

                                                        Year Ended June 30,
                                               -------------------------------------
                                                               1998
                                               -------------------------------------
                                                      (Dollars in thousands)
                                                                            Average
                                                  Average                   Yield/
                                                  Balance      Interest      Rate
                                               -------------  ----------  ----------
Average assets:
Loans receivable(1) .........................    $ 141,298     $13,109        9.28%
Investment and mortgage-backed
 securities(2) ..............................       21,837       1,412        6.47
                                                 ---------     -------        ----
Total interest-earning assets ...............      163,135      14,521        8.90%
                                                               -------        ----
Non-interest-earning assets .................        3,651
   Total assets .............................    $ 166,786
                                                 =========
Average liabilities and
 shareholders' equity:
Non-interest-bearing deposit accounts .......    $   2,663     $    --          --%
Interest-bearing deposit accounts ...........      123,038       6,913        5.62
Borrowings ..................................       26,060       1,465        5.62
Shareholders' notes .........................        2,209         107        4.84
                                                 ---------     -------        ----
Total deposits and interest-bearing
 liabilities ................................      153,970       8,485        5.51%
                                                               -------        ----
Other non-interest-bearing liabilities ......        2,642
                                                 ---------
Total liabilities ...........................      156,612
Shareholders' equity(3) .....................       10,174
                                                 ---------
Total liabilities and shareholders'
 equity .....................................    $ 166,786
                                                 =========
Net interest income .........................                  $ 6,036
                                                               =======
Interest rate spread ........................                                 3.39%
                                                                              ====
Net yield on interest-earning assets (net
 interest margin)(4) ........................                                 3.70%
                                                                              ====
Ratio of interest-earning assets to
 interest bearing liabilities ...............       106.51%
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

                                                                Years Ended June 30,
                                                     ------------------------------------------
                                                                  2000 versus 1999
                                                     ------------------------------------------
                                                                Increase (Decrease)
                                                                       Due to
                                                     ------------------------------------------
                                                               (Dollars in thousands)
                                                                            Rate/
                                                      Volume      Rate      Volume      Total
                                                     --------  ---------  ---------  ----------
Interest income:
Loans receivable ..................................   $7,461    $2,640     $   964    $11,065
Investment and mortgage-backed securities .........    1,219       166         129      1,514
                                                      ------    ------     -------    -------
Total interest-earning assets .....................    8,680     2,806       1,093     12,579
                                                      ------    ------     -------    -------
Interest expense:
Deposit accounts ..................................    2,266       536         148      2,950
Borrowings ........................................    2,292        71          60      2,423
Shareholders' notes ...............................        0         0           0          0
                                                      ------    ------     -------    -------
Total interest-bearing liabilities ................    4,558       607         208      5,373
                                                      ------    ------     -------    -------
Increase in net interest income ...................   $4,122    $2,199     $   885    $ 7,206
                                                      ======    ======     =======    =======

                                                                Years Ended June 30,
                                                     -------------------------------------------
                                                                  1999 versus 1998
                                                     -------------------------------------------
                                                                 Increase (Decrease)
                                                                       Due to
                                                     -------------------------------------------
                                                               (Dollars in thousands)
                                                                               Rate/
                                                       Volume       Rate      Volume     Total
                                                     ----------  ----------  --------  ---------
Interest income:
Loans receivable ..................................    $7,470      $ (155)    $  (89)   $7,226
Investment and mortgage-backed securities .........        16         131          2       149
                                                       ------      ------     ------    ------
Total interest-earning assets .....................     7,486         (24)       (87)    7,375
                                                       ------      ------     ------    ------
Interest expense:
Deposit accounts ..................................     1,699        (354)       (87)    1,258
Borrowings ........................................     2,166         (86)      (127)    1,953
Shareholders' notes ...............................      (107)          0          0      (107)
                                                       ------      ------     ------    ------
Total interest-bearing liabilities ................     3,758        (440)      (214)    3,104
                                                       ------      ------     ------    ------
Increase in net interest income ...................    $3,728      $  416     $  127    $4,271
                                                       ======      ======     ======    ======

     Year ended June 30, 2000 versus year ended June 30,1999. Net interest income increased by $7.2 million or 69.91% for the year ended June 30, 2000 as compared to the prior year. Interest income increased by $12.6 million due primarily to a rise in average outstanding interest-earning assets of $98.6 million and, to a lesser extent, a 1.09% higher average yield earned on interest-earning assets. The higher yield resulted from higher market interest rates as well as the impact of the Bank's short-term consumer loan program which was in full effect during the current year. The program was started in April 1999 and thus had little impact on the prior year. During the current year, the Bank realized $4.1 million of net interest income (before loan losses) on this program on average outstanding loan balances of $6.1 million. Interest expense increased by $5.4 million due primarily to an increase in average interest-bearing deposit and borrowings balances of $85.3 million. Deposits and borrowings were the primary funding source of the loan growth. The Company's aggregate cost of funds increased to 5.40% as compared to 5.23% for the comparable prior year period. The Company's net yield on interest-earning assets increased to 5.11% as compared to 4.23% for the prior year period. This 0.88% increase was due principally to the Bank's higher loan yields.

     Year ended June 30, 1999 versus year ended June 30,1998. Net interest income increased by $4.3 million or 70.76% for the year ended June 30, 1999 as compared to the prior year. Interest income increased by $7.4 million due primarily to a rise in average outstanding loan balances of $80.5 million and, to a lesser extent, a 0.08% increase in the yield earned on interest-earning assets. The loan growth occurred largely in Commercial Real Estate lending and in conforming residential mortgages available for sale. Interest expense increased by $3.1 million due primarily to an increase in average interest-bearing deposit and borrowings balances of $66.6 million. Deposits and borrowings were the primary funding source of the loan growth. The Company's aggregate cost of funds decreased to 5.23% as compared to 5.51% for the comparable prior year period. The Company's net yield on interest-earning assets increased to 4.23% as compared to 3.70% for the prior year period. This 0.53% increase was due principally to the Bank's lower cost of funds and an increase in the Company's average shareholders' equity balances resulting from the IPO as well as from the growth in retained earnings.

Provision for Loan Losses

     For the year ended June 30, 2000, the provision for loan losses was $3.3 million, of which $2.0 million related to short-term consumer loans and $1.3 million related to the Company's traditional loan portfolio. Excluding the separate provision recorded for short-term consumer loans, the Company's loan loss provision increased by $587,000 or 82.33% as compared to a provision of $713,000 in the prior year. The Company's provision for loan losses was $941,000 ($713,000 excluding the provision for short-term consumer loans) for the year ended June 30, 1999 compared to $385,000 for the prior year. The provision was increased due to the growth in the loan portfolio. On a quarterly basis, the Company's Board of Directors and management perform a detailed analysis of the adequacy of the allowance for loan losses, including with respect to short-term consumer loans. This analysis includes an evaluation of credit risk concentration, delinquency trends, past loss experience, current economic conditions, composition of the loan portfolio, classified loans and other relevant factors. The loan growth experienced by the Company has not resulted in significant percentage increases in delinquencies or charge-offs incurred by the Company. Excluding the short-term consumer loan portfolio, net charge-offs for the fiscal years ended June 30, 2000, 1999 and 1998 were $86,000, $47,000 and $0, respectively. Charge-offs of short-term consumer loans for fiscal year 2000 were $1.6 million. Because the product was introduced in April 1999, there were no charge-offs with respect to this product in prior periods. Short-term consumer loans are generally charged-off when a payment has not been collected within 75 days of the due date or when management believes that collectibility is unlikely. The loan loss provision for short-term consumer loans is recorded based on historical charge-off experience relative to loan volume, and the resulting allowance is evaluated for adequacy each quarter relative to average monthly charge-offs.

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

Non-Interest Income

     Non-interest income is derived primarily from mortgage banking revenues and deposit and loan fees, including revenues generated from the Bank's ATMs.

     For the year ended June 30, 2000, non-interest income decreased by $2.1 million or 44.98% as compared to the prior year. This resulted primarily from a $2.3 million reduction in mortgage banking income which was partially offset by a $273,000 increase in deposit and loan fees. The reduction in mortgage banking income is consistent with the Company's strategy to de-emphasize the purchase and resale of non-conforming mortgage loans and the discontinuation of the business of the Company's mortgage banking subsidiaries.

     For the year ended June 30, 1999, non-interest income decreased by $429,000 or 8.56% as compared to the prior year. This resulted primarily from a $743,000 reduction in mortgage banking revenues, which was partially offset by a $314,000 increase in deposit and loan fees. The reduction in mortgage banking revenues was consistent with the Company's strategy to de-emphasize the purchase and resale of loan pools in the year, while the increase in other non-interest income reflects the implementation of the Company's initiatives to expand its other fee income.

Non-Interest Expenses

     Non-interest expenses for the year ended June 30, 2000 decreased by $336,000 as compared to the prior year. Excluding the $950,000 one-time charge incurred in the prior year period and a $112,000 decrease in mortgage banking expenses, non-interest expenses increased by $726,000 or 25.69%. The increase is primarily due to the hiring of additional personnel and related overhead in connection with the Company's growth in assets.

     Non-interest expenses for the year ended June 30, 1999 (excluding the one-time charge) increased by $450,000 as compared to the prior year. Excluding a $257,000 decrease in mortgage banking expenses, non-interest expenses increased by $707,000 or 33.36% as the Company geared up to handle its growth in assets.

Income Tax Expense

     Income tax expense was $3.3 million for the year ended June 30, 2000, as compared to $2.7 million and $2.1 million for the years ended June 30, 1999 and June 30, 1998, respectively. The increases in income tax expense primarily relate to the changes in income before taxes.

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

     Net cash provided by operating activities for the year ended June 30, 2000 was $43.4 million , while net cash used in operating activities for the years ended June 30, 1999 and 1998 was $23.4 million and $37.1 million, respectively. In fiscal year 2000, the cash provided primarily relates to a $24.3 million cash generating reduction of loans held for sale. During the two prior years, the amounts used related principally to growth in loans available for sale.

     Net cash used in investing activities approximated $105.1, million, $82.3 million and $31.0 million during the years ended June 30, 2000, 1999 and 1998, respectively. During each year, the primary uses of such funds were the funding of the growth in the Bank's loan portfolio and, to a lesser extent, the purchase of investments and mortgage-backed securities.

     The Bank monitors its capital level relative to its business operations and anticipated growth and has continually maintained it at a level which would allow it to be classified as "well-capitalized" under FDICIA. Well-capitalized institutions are assessed lower deposit insurance premiums. The Company's ongoing capital to support its asset growth has come from internally generated earnings as well as from additional capital contributions by its shareholders and the proceeds from the IPO. While a private company, the Company operated at lower capital levels because the Company's shareholders had chosen to contribute capital only when necessary to fund the Company's growth.

     The following table sets forth the Bank's regulatory capital levels at June 30, 2000. The Company is not subject to regulatory capital requirements.

                                                                                            To Be Well Capitalized
                                                                    Required for                 Under Prompt
                                                                  Capital Adequacy             Corrective Action
                                         Actual                       Purposes                    Provisions
                               ---------------------------   --------------------------   ---------------------------
                                                               (Dollars in thousands)
                                   Amount          Ratio         Amount         Ratio         Amount          Ratio
                               --------------   ----------   -------------   ----------   --------------   ----------
Tangible capital ...........    $34,524,000         8.81%      $ 5,876,000      1.50%     $19,588,000         5.00%
Core capital ...............     34,524,000         8.81%       15,670,000      4.00%      23,505,000         6.00%
Risk-based capital .........     37,963,000        14.26%       21,299,000      8.00%      26,623,000         8.00%

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

     A significant portion of the Bank's assets have been funded with CDs, including jumbo CDs. Unlike core deposits such as checking, savings and money market accounts, CDs carry a high degree of interest sensitivity and therefore retention will vary based on the competitiveness of the interest rates offered by the Bank. The current market for CDs has favored the issuance by the Bank of CDs at the shorter maturities (i.e., maturities of less than one year).

     The Bank utilizes borrowings from the FHLB and collateralized repurchase agreements in managing its interest rate risk and as a tool to augment deposits in funding asset growth. The Bank may utilize these funding sources to better match its longer term repricing assets (i.e., between one and five years).

     The nature of the Bank's operations is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Company nor the Bank owns any trading assets. During fiscal year 2000, the Company entered into a series of interest rate swap transactions with the FHLB. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. Under its swaps, the Company agreed to pay the FHLB interest on a total of $50 million based on LIBOR (6.65% at June 30, 2000) in exchange for interest payments by the FHLB on the same amount at fixed rates ranging from 7.16% to 8.04%. In September 2000, the Company received a payment of $366,000 from the FHLB to close out its swap positions. At June 30, 2000, the Bank did not have any other hedging transactions in place such as interest rate caps or floors.

     Interest Rate Sensitivity Analysis. One measure of a bank's interest rate sensitivity is through the use of a GAP analysis. Using a GAP analysis, the Bank matches the extent to which its interest-earning assets and interest-bearing liabilities mature or reprice within specified time horizons. The interest rate sensitivity gap is defined as the excess of interest-earning assets maturing or repricing within a specific time period over the interest-bearing liabilities maturing or repricing within the same time period (a negative GAP for a specified time period would indicate there are more liabilities than assets maturing or repricing within that time period). At June 30, 2000, the Bank had negative one year and three year GAP positions equal to 26.18% and 15.07% of assets, respectively. This primarily results from the Bank's maintaining a portfolio of three and five-year adjustable rate residential and Commercial Real Estate mortgages, while current market conditions available to the Bank have favored the utilization of shorter-term liabilities.

     The following table summarizes the maturity and repricing of the Bank's interest-earning assets and interest-bearing liabilities at June 30, 2000. Adjustable rate loans are categorized by their repricing date while fixed rate loans are categorized by the scheduled maturity as adjusted for historical prepayment rates. Investment and mortgage-backed securities are categorized by their scheduled maturities as adjusted for historical prepayment rates. Except as noted in the footnotes, liabilities are categorized at the earlier of their contractual maturity date or interest repricing date.

                                              Within         Four to         One to         Two to
                                               Three         Twelve           Two           Three
                                              Months         Months          Years          Years
                                           ------------  --------------  -------------  -------------
                                                             (Dollars in thousands)
Rate-sensitive assets:
 Loans receivable(1) ................($)       93,795          84,138        36,292         26,068
 .................................(Rate)        12.92%           9.32%         9.71%          8.68%
 Investment securities(2)........... ($)       21,945           1,346         1,399          1,257
 .................................(Rate)         7.10%           6.62%         6.50%          6.52%
                                             --------      ----------      --------       --------
 Total rate-sensitive assets ........($)     $115,740      $   85,484      $ 37,691       $ 27,325

Rate-sensitive liabilities:
 Interest-bearing demand deposits ...($)
 .................................(Rate)
 Savings deposits(3).................($)
 .................................(Rate)
 Time certificates ..................($)       98,926         109,162        10,495          2,746
 .................................(Rate)         6.25%           6.64%         6.38%          6.46%
 FHLB advances(4) ...................($)       39,700          52,500         3,000
 .................................(Rate)         7.06%           5.63%         4.81%
 Other borrowings ...................($)        4,033                                        5,000
 .................................(Rate)         8.65%                                        5.85%
                                             --------      ----------      --------       --------
 Total rate-sensitive liabilities .......    $142,659      $  161,662      $ 13,495       $  7,746
                                             --------      ----------      --------       --------
 Periodic gap ...........................     (26,919)        (76,178)       24,196         19,579
                                             --------      ----------      --------       --------
 Cumulative gap .........................     (26,919)       (103,097)      (78,901)       (59,322)
                                             --------      ----------      --------       --------
 Cumulative gap ratio ...................       (6.84%)        (26.18%)      (20.04%)       (15.07%)
                                             --------      ----------      --------       --------
 Total Assets ...........................    $393,748      $  393,748      $393,748       $393,748
                                             --------      ----------      --------       --------

                                              Three to       Four to        Over
                                                Four          Five          Five                      Fair
                                               Years          Years        Years         Total        Value
                                           -------------  ------------  -----------  ------------  ----------
                                                                 (Dollars in thousands)
Rate-sensitive assets:
 Loans receivable(1) ................($)      56,995          6,692       26,594       330,574      329,836
 .................................(Rate)        8.01%          8.03%        8.35%        10.00%
 Investment securities(2)........... ($)       3,132            946       23,526        53,551       53,551
 .................................(Rate)        8.16%          6.48%        7.36%         7.22%
                                            ---------      --------     --------      --------     --------
 Total rate-sensitive assets ........($)     $60,127       $  7,638     $ 50,120      $384,125     $383,387

Rate-sensitive liabilities:
 Interest-bearing demand deposits ...($)                                  11,862        11,862       11,862
 .................................(Rate)                                    4.03%         4.03%
 Savings deposits(3).................($)                                   1,831         1,831        1,831
 .................................(Rate)                                    2.90%         2.90%
 Time certificates ..................($)       2,763            363                    224,455      224,121
 .................................(Rate)        6.56%          6.40%                      6.45%
 FHLB advances(4) ...................($)                                                95,200       95,200
 .................................(Rate)                                                  6.20%
 Other borrowings ...................($)                                                 9,033        9,033
 .................................(Rate)                                                  7.10%
                                            ---------      --------     --------      --------     --------
 Total rate-sensitive liabilities .......    $ 2,763       $    363     $ 13,693      $342,381     $342,047
                                            --------       --------     --------      --------     --------
 Periodic gap ...........................     57,364          7,275       36,427        41,744       41,340
                                            --------       --------     --------      --------     --------
 Cumulative gap .........................     (1,958)         5,317       41,744
                                            --------       --------     --------
 Cumulative gap ratio ...................      (0.50%)         1.35%       10.60%
                                            --------       --------     --------
 Total Assets ...........................   $393,748       $393,748     $393,748
                                            ---------      --------     --------

--------
(1) Loans held for sale are included in loans receivable and are categorized within three months as it is the intent to sell those assets within that time frame.
(2) Includes mortgage-backed securities and interest-bearing deposits at the FHLB.
(3) Historically, interest bearing demand deposits and savings deposits reflect insignificant change in deposit trends and, therefore, the Bank classifies these deposits as over five years.
(4) In prior years, long-term FHLB advances that were subject to conversion to floating rate liabilities were classified as two to three years, while in the current year they are assumed to reprice on the date on which they may be converted by the FHLB. Under the Bank's current classification of FHLB advances, the Bank's cumulative negative one year GAP position at June 30, 1999 would have been equal to 22.96% of assets.
(5) Does not give effect to the interest rate swap transactions that were closed out in September 2000 as discussed previously in this section.

     GAP analysis is a useful measurement of asset and liability management, however, it is difficult to predict the effect of changing interest rates based solely on this measure. An additional analysis required by the OTS and generated quarterly is the OTS Interest Rate Exposure Report. This report forecasts changes in the Bank's market value of portfolio equity ("MVPE") under alternative interest rate environments. The MVPE is defined as the net present value of the Bank's existing assets, liabilities and off-balance sheet instruments. The calculated estimates of change in MVPE at June 30, 2000 are as follows:

                                   MVPE
          -------------------------------------------------------
          Change in Interest Rate          Amount        % Change
          -------------------------   ---------------   ---------
                                       (In thousands)
            +300 Basis Points             $16,697          (55%)
            +200 Basis Points             $23,689          (37%)
            +100 Basis Points             $30,625          (18%)
            Flat Rate                     $37,356           --
            -100 Basis Points             $43,625           17%
            -200 Basis Points             $49,197           32%
            -300 Basis Points             $54,753           47%


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

Financial Condition

General

     The Company's assets have grown to $393.7 million at June 30, 2000 as compared to $307.3 million and $202.0 million at June 30, 1999 and 1998, respectively. The increase in assets primarily reflects the deployment of proceeds from certificates of deposits and borrowings into loans, primarily portfolio loans. At June 30, 2000, the loan portfolio aggregated $320.9 million as compared to $187.7 million and $121.0 million, at June 30, 1999 and 1998, respectively. The growth has been concentrated in Commercial Real Estate loans and adjustable rate residential mortgages, as well as a transfer of $42.2 million of loans previously carried as held for sale to the loan portfolio. Loans available for sale decreased to $9.7 million at June 30, 2000 as compared to $74.7 million and $40.4 million at June 30, 1999 and 1998, respectively. The current year decline is primarily due to the Bank's strategy to reduce its nonconforming mortgage portfolio (including mortgages held for resale) as well as the aforementioned transfer of loans to the loan portfolio. Deposits were $243.3 million, $189.1 million and $118.80 million at June 30, 2000, June 30, 1999 and June 30,1998, respectively, while advances from the FHLB and other borrowings aggregated $104.2 million, $88.6 million and $57.4, respectively.

Loans

     Net loans receivable increased to $320.8 million at June 30, 2000 as compared to $187.7 million at June 30, 1999 and $121.0 million at June 30, 1998. These increases were due primarily to internally generated Commercial Real Estate loans and conforming residential adjustable rate mortgages, as well as the transfer of $42.2 million of loans held for sale to the loan portfolio. At June 30, 2000, the Commercial Real Estate loan portfolio was $125.9 million as compared to $98.0 million and $58.7 million at June 30, 1999 and 1998, respectively. The residential mortgage loan portfolio, grew to $157.0 million at June 30, 1999 compared to $77.8 and $59.6 million at June 30, 1999 and June 30, 1998, respectively. The Bank internally underwrites each of its loans to comply with prescribed policies and approval levels established by its Board of Directors.

     The table below sets forth data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated.

                                                                        At June 30,
                                      -------------------------------------------------------------------------------
                                                2000                       1999                       1998
                                      -------------------------  -------------------------  -------------------------
                                             $             %           $             %            $             %
                                                                  (Dollars in thousands)
Type of Loan
One-to-four family residential
 real estate .......................    $156,879        48.90%     $ 77,775        41.44%     $ 59,597        49.26%
Multi-family residential real
 estate ............................      26,681         8.32        24,883        13.26        24,473        20.23
Construction one-to-four family
 residential .......................       2,234         0.70         4,775         2.54         1,210         1.00
Commercial and non-residential
 real estate .......................      99,207        30.92        59,964        31.94        29,767        24.61
Secured property tax liens .........      27,160         8.46        13,153         7.01         4,468         3.69
Short term consumer ................       7,203         2.24         5,802         3.09            --           --
Consumer--other ....................       4,308         1.34         3,176         1.69         2,496         2.06
Less allowance for loan losses .....      (3,439)       (1.07)       (1,751)       (0.93)         (857)       (0.71)
Deferred fees ......................         606         0.19           (81)       (0.04)         (170)       (0.14)
                                        --------       ------      --------       ------      --------       ------
Net loans ..........................    $320,839       100.00%     $187,696       100.00%     $120,984       100.00%
                                        ========       ======      ========       ======      ========       ======
Type of Security
Residential real estate:
 One-to-four family ................     198,937        62.01%     $ 90,797        48.37%     $ 62,794        51.90%
 Multi-family ......................      26,681         8.32        24,883        13.26        22,421        18.53
Non-residential real estate ........      83,724        26.09        39,903        21.26        27,216        22.50
Depository accounts ................         119         0.04           503         0.27           511         0.42
Marketable securities ..............       6,003         1.87        13,068         6.96            --           --
Unsecured ..........................       7,203         2.24         5,802         3.09            --           --
Other ..............................       1,005         0.31        14,572         7.76         9,069         7.50
Less allowance for loan losses .....      (3,439)       (1.07)       (1,751)       (0.93)         (857)       (0.71)
Deferred fees ......................         606         0.19           (81)       (0.04)         (170)       (0.14)
                                        --------       ------      --------       ------      --------       ------
Net loans ..........................    $320,839       100.00%     $187,696       100.00%      120,984       100.00%
                                        ========       ======      ========       ======      ========       ======

                                                            At June 30,
                                      --------------------------------------------------
                                                1997                      1996
                                      ------------------------  ------------------------
                                            $            %            $           %
                                                    (Dollars in thousands)
Type of Loan
One-to-four family residential
 real estate .......................    $54,493        63.37%     $39,485        73.66%
Multi-family residential real
 estate ............................     13,244        15.41        5,357         9.99
Construction one-to-four family
 residential .......................      1,414         1.64          344         0.64
Commercial and non-residential
 real estate .......................     12,744        14.82        7,616        14.21
Secured property tax liens .........      2,073         2.41           --           --
Short term consumer ................         --           --           --           --
Consumer--other ....................      2,375         2.76        1,285         2.40
Less allowance for loan losses .....       (472)       (0.55)        (430)       (0.80)
Deferred fees ......................        121         0.14          (53)       (0.10)
                                        -------       ------      -------       ------
Net loans ..........................    $85,992       100.00%     $53,604       100.00%
                                        =======       ======      =======       ======
Type of Security
Residential real estate:
 One-to-four family ................    $59,905        69.66%     $40,673        75.88%
 Multi-family ......................     13,244        15.40        5,357         9.99
Non-residential real estate ........     10,890        12.67        7,076        13.20
Depository accounts ................        442         0.51          441         0.82
Marketable securities ..............      1,260         1.47           --           --
Unsecured ..........................         --           --           --           --
Other ..............................        602         0.70          540         1.01
Less allowance for loan losses .....       (472)       (0.55)        (430)       (0.80)
Deferred fees ......................        121         0.14          (53)       (0.10)
                                        -------       ------      -------       ------
Net loans ..........................     85,992       100.00%      53,604       100.00%
                                        =======       ======      =======       ======

     The following table sets forth the estimated maturity of the Bank's loan portfolio at June 30, 2000. The table does not include prepayments or scheduled principal repayments. Adjustable-rate mortgage loans are shown as maturing on their contractual maturities.

                                          Due           Due                         Allowance
                                        Within      One Through      Due After         For
                                       One Year      Five Years     Five Years     Loan Losses       Total
                                      ----------   -------------   ------------   -------------   -----------
                                                              (Dollars in thousands)
One-to-four family residential real
 estate ...........................    $     0         $    0        $157,485       $  (741)       $156,744
Multi-family, commercial and non-
 residential real estate ..........     16,569          1,821         107,498        (1,200)        124,688
Construction--one-to-four family
 residential ......................      2,234             --              --            (6)          2,228
Consumer ..........................      7,322          4,189              --          (713)         10,798
Secured Property tax ..............     27,160             --              --           (27)         27,133
Unassigned reserve ................         --             --              --          (752)           (752)
                                       -------         ------        --------       ---------      --------
Total .............................    $53,285         $6,010        $264,983       $(3,439)       $320,839
                                       =======         ======        ========       =========      ========

     The following table sets forth the dollar amount of all loans due after June 30, 2000 which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                                             Floating or
                                                                             Adjustable
                                                             Fixed rates        Rates         Total
                                                            -------------   ------------   ----------
                                                                     (Dollars in thousands)
   One-to-four family residential real estate ...........      $44,278         112,601       156,879
   Multi-family, commercial and non-residential real
    estate ..............................................        5,543         120,345       125,888
   Construction--one-to-four family residential .........           --           2,234         2,234
   Secured Property tax liens ...........................       27,160              --        27,160
   Consumer .............................................        7,203           4,308        11,511
                                                               -------         -------       -------
   Total ................................................      $84,184        $239,488      $323,672
                                                               =======        ========      ========

Non-Performing and Problem Assets

Loan Delinquencies

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

Other Real Estate Owned

     Real estate acquired by the Bank as a result of foreclosure on an outstanding loan balance is classified as Other Real Estate Owned ("OREO") until such time as the property is sold. Upon acquisition, the property is recorded at the lower of the unpaid principal balance of the related loan or its fair value less estimated disposal costs. Write-downs required at acquisition are charged to the allowance for loan losses. Subsequent write-downs of OREO are charged to operations. Real estate acquired by the Bank as a result of foreclosure on a secured property tax lien is classified as OREO until the property is sold and is recorded at the lower of cost or fair value less disposal costs. Because the Bank purchases these liens at relatively low loan to values, the cost is generally much less than the fair value less disposal costs. In addition to the OREO generated with respect to secured tax liens, OREO increased at June 30, 2000 due to the completion of foreclosure actions with respect to certain of the Company's past due loans.

     The following table details the Bank's 90-day past due loans and OREO at the dates indicated.

                                                                                     June 30,
                                                        -------------------------------------------------------------------
                                                            2000          1999          1998          1997          1996
                                                        -----------   -----------   -----------   -----------   -----------
                                                                              (Dollars in thousands)
Loans accounted for on a non-accrual basis:
One-to-four family residential real estate ..........    $  2,685      $  1,940      $  1,154      $    705      $    553
Consumer ............................................          40            73            64            40            40
Multi family, commercial and non-residential
 real estate ........................................          --            --           134            --            --
                                                         --------      --------      --------      --------      --------
Total non-accrual loans .............................       2,725         2,013         1,352           745           593
                                                         --------      --------      --------      --------      --------
Accruing loans that are contractually past due
 90 days or more:
One to four family mortgage .........................         127           840            --           353           378
                                                         --------      --------      --------      --------      --------
Total 90-day past-due loans .........................         127           840            --           353           378
                                                         --------      --------      --------      --------      --------
Total non-accrual and 90-day past due loans .........       2,852         2,853         1,352         1,098           971
Other Real Estate Owned:
 Secured Property Tax Liens .........................         304            --            --            --            --
 Other Loans ........................................         845           315            --            --            81
                                                         --------      --------      --------      --------      --------
 Total Other Real Estate Owned ......................       1,149           315            --            --            81
                                                         --------      --------      --------      --------      --------
 Total 90-day past due loans and OREO ...............    $  4,001      $  3,168      $  1,352      $  1,098      $  1,052
                                                         ========      ========      ========      ========      ========
 Non-accrual loans to net loans .....................        0.85%         1.07%         1.12%         0.87%         1.11%
                                                         ========      ========      ========      ========      ========
 Total 90-day past due loans and OREO to
   net loans ........................................        1.28%         1.69%         1.12%         1.28%         1.96%
                                                         ========      ========      ========      ========      ========
 Total allowance for loan losses to total non-
   accrual loans ....................................      126.20%        86.98%        63.39%        63.36%        72.51%
                                                         ========      ========      ========      ========      ========

Excluding the loan loss allowance attributable to short-term consumer loans, the allowance as a percentage of non-accrual loans was 100.40% and 75.66% at June 30, 2000 and 1999, respectively.

Allowance for Loan Losses

     It is the policy of management and the Board of Directors of the Company to provide for losses on both identified and unidentified losses inherent in its loan portfolio. A provision for loan losses is charged to operations based upon an evaluation of the potential losses in the loan portfolio. This evaluation takes into account such factors as portfolio concentrations, delinquency trends, trends of non-accrual and classified loans, economic conditions, and other relevant factors. The following table sets forth activity in the Bank's allowance for loan losses for the periods indicated.

                                                                                  June 30,
                                                        -------------------------------------------------------------
                                                            2000         1999         1998        1997        1996
                                                        -----------   ----------   ----------   --------   ----------
                                                                           (Dollars in thousands)
Allowance for loan losses, beginning of period.          $  1,751       $  857      $   472      $  430     $   388
Charge-offs:
 One-to-four family residential real estate .........         (87)         (47)           0         (16)          0
 Short-term consumer loans ..........................      (1,542)           0            0           0           0
                                                         --------       ------      -------      ------     -------
Total charge-offs ...................................      (1,629)         (47)           0         (16)          0
                                                         --------       ------      -------      ------     -------
Provision for loan losses:
 Short-term consumer loans ..........................       2,017          228            0           0           0
 Other ..............................................       1,300          713          385          58          42
                                                         --------       ------      -------      ------     -------
Total Provision .....................................       3,317          941          385          58          42
                                                         --------       ------      -------      ------     -------
Allowance for loan losses, end of period ............    $  3,439       $1,751      $   857      $  472     $   430
                                                         ========       ======      =======      ======     =======
Allowance for loan losses to net loans(1) ...........        1.07%        0.81%        0.71%       0.55%       0.80%
                                                         ========       ======      =======      ======     =======
Net loans charged-off as a percent of average
 loans outstanding(1) ...............................        0.40%        0.02%          --        0.02%         --
                                                         ========       ======      =======      ======     =======

------------
(1) Excluding short-term consumer loans, the allowance for loan losses at June 30, 2000 was 0.87% of net loans and net charge-offs for fiscal year 2000 were 0.03% of average loans outstanding.

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

                                                                           June 30,
                                                       ------------------------------------------------
                                                         2000        1999      1998     1997      1996
                                                       --------   ---------   ------   ------   -------
                                                                    (Dollars in thousands)
Balance at end of period applicable to:
One-to-four family residential real estate .........    $  768     $  266      $156     $129     $114
Multi-family residential real estate ...............       200        187       201      109       60
Construction one-to-four family
 Residential .......................................         6         12         3        4        1
Commercial and non-residential real estate .........     1,000        656       277      154      166
Short-term consumer loans ..........................       703         --        --       --       --
Other consumer .....................................        10         41         9        7        3
Unallocated ........................................       752        361       211       69       86
                                                        ------     ------      ----     ----     ----
Total allowance for loan losses ....................    $3,439     $1,523      $857     $472     $430
                                                        ======     ======      ====     ====     ====

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

     The following table sets forth the carrying value of the Company's investment and mortgage-backed securities ("MBS") portfolio at the dates indicated.

                                                        At June 30,
                              ----------------------------------------------------------------
                                                     2000                             1999
                              ---------------------------------------------------  -----------
                                               Gross         Gross        Fair
                               Amortized    Unrealized    Unrealized     Market     Amortized
                                  Cost         Gains        Losses        Value        Cost
                              -----------  ------------  ------------  ----------  -----------
                                                   (Dollars in thousands)
Available-for-sale:
FHLMC ......................    $   650        --         $     (20)    $   630      $ 1,146
GNMA .......................      2,428        --               (55)      2,373          752
FNMA .......................     11,891        --              (501)     11,390        9,175
                                -------        --         ---------     -------      -------
Total MBS ..................     14,969        --              (576)     14,393       11,073
                                -------        --         ---------     -------      -------
US government & agency .....     11,144        --              (719)     10,425        8,487
Other ......................     10,193        --              (791)      9,402        7,932
FHLB stock .................      6,485        --                --       6,485        4,478
                                -------        --         ---------     -------      -------
  Total securities
  available-for-sale .......    $42,791        --            (2,086)    $40,705      $31,970
                                =======        ==         =========     =======      =======

                                                                       At June 30,
                              ---------------------------------------------------------------------------------------------
                                               1999                                           1998
                              --------------------------------------  -----------------------------------------------------
                                  Gross         Gross        Fair                      Gross         Gross         Fair
                               Unrealized    Unrealized     Market     Amortized    Unrealized    Unrealized      Market
                                  Gains        Losses        Value        Cost         Gains        Losses         Value
                              ------------  ------------  ----------  -----------  ------------  ------------  ------------
                                                                 (Dollars in thousands)
Available-for-sale:
FHLMC ......................       $ 3         $  (11)     $ 1,138      $ 6,012         $11         $(13)        $  6,010
GNMA .......................                      (10)         742        3,832           1           (6)           3,827
FNMA .......................                     (296)       8,879        4,344           8           (1)           4,351
                                               ------      -------      -------         ---         -------      --------
Total MBS ..................         3           (317)      10,759       14,188          20          (20)          14,188
                                   ---         ------      -------      -------         ---         ------       --------
US government & agency .....                     (267)       8,220           --          --           --               --
Other ......................        40           (216)       7,756        1,000          --           --            1,000
FHLB stock .................                                 4,478        2,363                                     2,363
                                                           -------      -------                                  --------
  Total securities
  available-for-sale .......       $43         $ (800)     $31,213      $17,551         $20         $(20)        $ 17.551
                                   ===         ======      =======      =======         ===         ======       ========

     The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Company's investment portfolio at June 30, 2000. All investment securities are classified as available-for-sale, therefore the carrying value is the estimated market value.

                                        One Year or Less       One to Five Years      Five to Ten Years
                                      ---------------------  ---------------------  ----------------------
                                       Carrying    Average    Carrying    Average    Carrying     Average
                                         Value      Yield       Value      Yield       Value       Yield
                                      ----------  ---------  ----------  ---------  ----------  ----------
                                                             (Dollars in thousands)
Mortgage-backed securities .........     --          --           447       7.38%        293        7.28%
Other ..............................     --          --         2,865      11.00%      3,306        6.41%
FHLB stock(1) ......................     --          --            --         --          --          --
                                         --          --         -----      -----       -----        ----
 TOTAL .............................     --          --        $3,312      10.51%     $3,599        6.48%
                                         ==          ==        ======      =====      ======        ====

                                        More than Ten Years              Total
                                       ----------------------   -----------------------
                                        Carrying     Average     Carrying      Average
                                          Value       Yield        Value        Yield
                                       ----------   ---------   ----------   ----------
                                                    (Dollars in thousands)
Mortgage-backed securities .........     13,653        6.66%      14,393         6.69%
Other ..............................     13,656        7.76%      19,827         8.00%
FHLB stock(1) ......................      6,485        7.00%       6,485         7.00%
                                         ------        ----       ------         ----
 TOTAL .............................    $33,794        7.17%     $40,705         7.38%
                                        =======        ====      =======         ====

------------
(1) FHLB stock has no stated maturity, however, it must be owned as long as the Bank remains a member of the FHLB system. The Bank does not anticipate that it will discontinue its membership and, therefore, the investment is classified as more than ten years.

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

     Deposits at June 30, 2000 totaled $243.3 million compared to $189.1 and $118.8 million at June 30, 1999 and June 30, 1998, respectively. While the Bank has established a core level of retail deposits which include both transaction type of accounts (checking, savings, money market) and CDs, the growth in the deposit base is attributed primarily to jumbo CDs.

     The following table sets forth average deposits by various types of demand and time deposits.

                                                                           Years Ended June 30,
                                                ---------------------------------------------------------------------------
                                                          2000                      1999                     1998
                                                ------------------------  ------------------------  -----------------------
                                                 Deposits    Avg. Yield    Deposits    Avg. Yield    Deposits    Avg. Yield
                                                ----------  ------------  ----------  ------------  ----------  -----------
                                                                          (Dollars in thousands)
Non-interest-bearing demand deposits .........   $ 11,100          --      $  3,806                  $  2,663
Interest bearing demand deposits .............     11,862        3.50%       18,981        3.95%       12,764       3.93%
Savings deposits .............................      1,831        2.75         1,627        3.02         1,881       2.66
Certificates of deposit ......................    181,929        5.85       132,676        5.56       108,393       5.86
                                                 --------        ----      --------        ----      --------       ----
 Total .......................................   $206,722        5.38%     $157,090        5.20%     $125,701       5.50%
                                                 ========        ====      ========        ====      ========       ====

     The following table indicates the amount of CDs of $100,000 or more by remaining maturity at June 30, 2000.

  Remaining Maturity:
  Three months or less ............................    $ 88,789
  Over three months through six months ............      52,143
  Over six months through twelve months ...........      40,874
  Over twelve months ..............................       1,882
                                                       --------
  Total ...........................................    $183,688
                                                       ========

Borrowings

     The Bank utilizes borrowings from the FHLB and collateralized repurchase agreements in managing its interest rate risk and as a tool to augment deposits in funding asset growth. FHLB borrowings totaled $95.2 million at June 30, 2000 as compared to $80.3 million at June 30, 1999 and $49.2 million at June 30, 1998. The $14.9 million increase during the year ended June 30, 2000 resulted from proceeds being utilized to fund loan growth. Repurchase agreements totaled $5.0 million at June 30, 2000 as compared to $8.3 million at June 30, 1999 and $8.3 million at June 30, 1998.

     The following table sets forth certain balance and rate information with respect to FHLB borrowings and repurchase agreements for the periods indicated. The table includes both short and long term maturities.

Federal Home Loan Bank Advances and Repurchase Agreements

                                                                     At June 30,
                                                      ------------------------------------------
                                                          2000           1999           1998
                                                      ------------   ------------   ------------
                                                                (Dollars in thousands)
Advances outstanding at period end ................     $ 95,200       $ 80,300       $ 49,150
Interest rate at period end .......................         6.13%          5.37%          5.40%
Approximate average amount outstanding ............     $100,071       $ 57,305       $ 16,113
Maximum month-end balance .........................     $123,200       $ 80,300       $ 49,150
Approximate weighted average rate .................         5.51%          5.20%          5.48%
Repurchase agreements outstanding at end of period.     $  5,000       $  8,280       $  8,280
Interest rate .....................................         5.85%          5.89%          5.89%
Approximate average amount outstanding ............     $  6,201       $  8,280       $  9,947
Maximum month-end balance .........................     $  8,280       $  8,280       $ 10,780
Approximate weighted average rate .................         5.85%          5.89%          5.85%

     The Bank is required to maintain certain eligible assets as collateral in connection with FHLB borrowings and repurchase agreements.

Shareholders' Equity

     At June 30, 2000, the Company had shareholders' equity of $32.6 million, as compared to $27.3 million at June 30, 1999 and $23.2 million at June 30, 1998. The increase each year is attributed primarily to earnings which were partially offset by treasury stock repurchases and unrealized losses on securities available for sale.

Impact of New Financial Accounting Standards

     Accounting for Derivative Instruments and Hedging Activity. In June 1998, the FASB issued SFAS No. 133, establishing accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and resulting designation. Subsequent to SFAS No. 133, the FASB issued SFAS No. 137, which amended the effective date of SFAS No. 133 to be all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 further amending SFAS No. 133 for the following items: normal purchases and normal sales exception, hedging the benchmark interest rate, hedging recognized foreign currency-denominated debt instuments and hedging with intercompany derivatives. SFAS No. 138 is required to be adopted concurrently with SFAS Nos. 133 and 137 on July 1, 2000. The fair market value of derivatives held at June 30, 2000 was $92,000.

Year 2000

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.
                                   Part III

     The information called for by Item 10, Directors and Executive Officers of the Registrant; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; and Item 13, Certain Relationships and Related Transactions, is incorporated herein by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders, scheduled to be held in November 2000, which shall be filed with the Securities and Exchange Commission within 120 days from the end of the Registrant's fiscal year.

                                    Part IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1. Financial Statements of the Registrant
       Consolidated Financial Statements of the Registrant and Report of
        Independent Certified Public Accountants thereon
       Consolidated Balance Sheets as of June 30, 2000 and 1999
       Consolidated Statements of Income for the fiscal years ended June 30,
        2000, 1999 and 1998
       Consolidated Statement of Shareholders' Equity for the fiscal years ended
        June 30, 2000, 1999 and 1998
       Consolidated Statements of Cash Flows for the fiscal years ended June 30,
        2000, 1999 and 1998
       Notes to Consolidated Financial Statements

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


                                          CRUSADER HOLDING CORPORATION

                                          By: /s/ THOMAS J. KNOX
                                              ---------------------------------

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


/s/ D. WALTER COHEN, D.D.S.                   /s/ THOMAS J. KNOX
--------------------------                    ---------------------------------
D. Walter Cohen, D.D.S.                       Thomas J. Knox
Director                                      Chairman (Chief Executive Officer)

/s/ LINDA R. KNOX                             /s/ BRUCE A. LEVY
--------------------------                    ---------------------------------
Linda J. Knox                                 Bruce A. Levy
Director                                      President and Director

/s/ BRIAN McADAMS                             /s/ ROBERT C. FAIX
--------------------------                    ---------------------------------
Brian McAdams                                 Robert C. Faix
Director                                      Senior Vice President
                                              (Chief Financial Officer)

/s/ ROBERT S. MACAULAY
--------------------------
Robert S. Macaulay
Director

/s/ JOSEPH M. MATISOFF
--------------------------
Joseph M. Matisoff
Director

              Report of Independent Certified Public Accountants


Board of Directors
Crusader Holding Corporation

     We have audited the accompanying consolidated balance sheets of Crusader Holding Corporation and subsidiary as of June 30, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing principles generally accepted in the United States of America. Those principles require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crusader Holding Corporation and Subsidiary as of June 30, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.



/s/ GRANT THORNTON LLP



Philadelphia, Pennsylvania
September 7, 2000

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheets

                                                                                             June 30,
                                                                                -----------------------------------
                                                                                      2000               1999
                                                                                ----------------   ----------------
ASSETS
 Cash and due from banks ....................................................     $    486,000       $    790,000
 Interest-earning deposits ..................................................       12,846,000          5,266,000
                                                                                  ------------       ------------
   Cash and cash equivalents ................................................       13,332,000          6,056,000
                                                                                  ------------       ------------
 Loans held for sale (estimated market value of $9,850,000 and
   $77,623,000 at June 30, 2000 and 1999, respectively)......................        9,735,000         74,708,000
 Investment securities available-for-sale ...................................       26,312,000         20,454,000
 Mortgage-backed securities available-for-sale ..............................       14,393,000         10,759,000
 Loans receivable, net ......................................................      320,839,000        187,696,000
 Accrued interest receivable ................................................        2,326,000          2,379,000
 Other real estate owned ....................................................        1,149,000            315,000
 Premises and equipment, net ................................................          773,000          1,068,000
 Deferred income taxes ......................................................        1,913,000            841,000
 Goodwill, net ..............................................................        1,050,000          1,135,000
 Other assets ...............................................................        1,926,000          1,869,000
                                                                                  ------------       ------------
   Total assets .............................................................     $393,748,000       $307,280,000
                                                                                  ============       ============

LIABILITIES
 Deposits ...................................................................     $243,261,000       $189,106,000
 Advances from Federal Home Loan Bank .......................................       95,200,000         80,300,000
 Securities sold under agreements to repurchase .............................        5,000,000          8,280,000
 Other borrowings ...........................................................        4,033,000                 --
 Advances from borrowers for taxes and insurance ............................          696,000            505,000
 Other liabilities ..........................................................       12,676,000          1,523,000
                                                                                  ------------       ------------
   Total liabilities ........................................................      360,866,000        279,714,000
                                                                                  ------------       ------------

MINORITY INTEREST ...........................................................          286,000            230,000
                                                                                  ------------       ------------
SHAREHOLDERS' EQUITY
 Preferred stock -- authorized, 5,000,000 shares of $0.01 par value; none
   outstanding ..............................................................               --                 --
 Common stock -- authorized, 20,000,000 shares of $0.01 par value;
   4,024,182 and 4,024,182 shares issued and 3,865,087 and 3,983,337
   outstanding at June 30, 2000 and 1999, respectively ......................           40,240             40,240
 Class B common stock -- authorized, 500,000 shares of $0.01 par value;
   none issued ..............................................................               --                 --
 Additional paid-in capital .................................................       23,521,510         23,521,510
 Retained earnings ..........................................................       11,822,250          4,627,250
 Treasury stock, 159,095 and 40,845 in 2000 and 1999 shares at cost .........       (1,390,000)          (368,000)
 Accumulated other comprehensive loss .......................................       (1,398,000)          (485,000)
                                                                                  ------------       ------------
   Total shareholders' equity ...............................................       32,596,000         27,336,000
                                                                                  ------------       ------------
   Total liabilities and shareholders' equity ...............................     $393,748,000       $307,280,000
                                                                                  ============       ============

        The accompanying notes are an integral part of these statements.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY
                       Consolidated Statements of Income

                                                                                          June 30,
                                                                   ------------------------------------------------------
                                                                         2000               1999               1998
                                                                   ----------------   ----------------   ----------------
INTEREST INCOME
 Loans, including fees .........................................     $ 27,265,000       $ 19,987,000       $ 13,109,000
 Short-term consumer loans, including fees .....................        4,135,000            348,000                 --
 Investment securities, mortgage-backed securities and
   assets held for sale ........................................        3,075,000          1,561,000          1,412,000
                                                                     ------------       ------------       ------------
   Total interest income .......................................       34,475,000         21,896,000         14,521,000
                                                                     ------------       ------------       ------------
INTEREST EXPENSE
 Deposits ......................................................       11,121,000          8,171,000          6,913,000
 Borrowed funds -- short-term ..................................        1,946,000            623,000            598,000
 Borrowed funds -- long-term ...................................        3,895,000          2,795,000            867,000
 Shareholders' notes ...........................................               --                 --            107,000
                                                                     ------------       ------------       ------------
   Total interest expense ......................................       16,962,000         11,589,000          8,485,000
                                                                     ------------       ------------       ------------
   Net interest income .........................................       17,513,000         10,307,000          6,036,000
PROVISION FOR LOAN LOSSES
 Short-term consumer loans .....................................        2,017,000            228,000                 --
 Other loans ...................................................        1,300,000            713,000            385,000
                                                                     ------------       ------------       ------------
   Total provision for loan losses .............................        3,317,000            941,000            385,000
                                                                     ------------       ------------       ------------
   Net interest income after provision for loan losses .........       14,196,000          9,366,000          5,651,000
                                                                     ------------       ------------       ------------
NON-INTEREST INCOME
 Service charges and other fees on deposit accounts ............          157,000            107,000            170,000
 Mortgage banking revenue ......................................        1,634,000          3,969,000          4,712,000
 Other .........................................................          731,000            508,000            131,000
                                                                     ------------       ------------       ------------
   Total non-interest income ...................................        2,522,000          4,584,000          5,013,000
                                                                     ------------       ------------       ------------
NON-INTEREST EXPENSES
 Employee compensation and benefits ............................        1,655,000          1,276,000          1,076,000
 Data processing ...............................................          150,000            150,000            109,000
 Federal insurance premiums ....................................           96,000             88,000             63,000
 Occupancy and equipment .......................................          364,000            361,000            320,000
 Professional fees .............................................          373,000            196,000            102,000
 Mortgage banking expenses .....................................        2,259,000          2,371,000          2,628,000
 Goodwill amortization .........................................           85,000             84,000             52,000
 Loss on fraudulent money orders ...............................               --            950,000                 --
 Other operating ...............................................          829,000            671,000            397,000
                                                                     ------------       ------------       ------------
   Total non-interest expenses .................................        5,811,000          6,147,000          4,747,000
                                                                     ------------       ------------       ------------
   Income before income tax expense ............................       10,907,000          7,803,000          5,917,000
INCOME TAX EXPENSE .............................................        3,343,000          2,657,000          2,109,000
                                                                     ------------       ------------       ------------
   Income before minority interest .............................        7,564,000          5,146,000          3,808,000
Minority interest ..............................................          369,000            180,000             72,000
                                                                     ------------       ------------       ------------
   NET INCOME ..................................................     $  7,195,000       $  4,966,000       $  3,736,000
                                                                     ============       ============       ============
Net income per share -- basic ..................................     $       1.85       $       1.24       $       1.21
                                                                     ============       ============       ============
Net income per share -- diluted ................................     $       1.85       $       1.24       $       1.20
                                                                     ============       ============       ============
Weighted average shares outstanding -- basic ...................        3,895,000          4,016,000          3,095,000
                                                                     ============       ============       ============
Weighted average shares outstanding -- diluted .................        3,895,000          4,020,000          3,108,000
                                                                     ============       ============       ============

        The accompanying notes are an integral part of these statements.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY
                Consolidated Statements of Shareholders' Equity

                                                                    Retained
                                                   Additional       earnings
                                       Common        paid-in      (accumulated
                                       stock         capital        deficit)
                                    -----------  --------------  --------------
Balance at July 1, 1997 ..........   $ 10,850     $ 2,065,900     $    864,250
Net income .......................         --              --        3,736,000
Contributions ....................        900         251,100               --
2--to--1 stock split .............     11,750              --          (11,750)
Issuance of common stock
 for minority interest
 acquisition .....................      1,500         888,500               --
Net proceeds of initial public
 offering ........................     12,000      15,392,000               --
5% stock dividend ................      1,325       3,009,925       (3,011,250)
Other comprehensive
 income, net of taxes ............         --              --               --
Total comprehensive income
                                     --------     -----------     ------------
Balance at June 30, 1998 .........     38,325      21,607,425        1,577,250
Purchase of treasury stock .......         --              --               --
Net income .......................         --              --        4,966,000
Other comprehensive loss,
 net of taxes ....................         --              --               --
Total comprehensive income
5% stock dividend ................      1,915       1,914,085       (1,916,000)
                                     --------     -----------     ------------
Balance at June 30, 1999 .........     40,240      23,521,510        4,627,250
Purchase of treasury stock .......         --              --               --
Net income .......................         --              --        7,195,000
Other comprehensive loss,
 net of taxes ....................         --              --               --
Total comprehensive income
Balance at June 30, 2000 .........   $ 40,240     $23,521,510     $ 11,822,250
                                     ========     ===========     ============

                                      Accumulated
                                         other                             Total
                                     comprehensive       Treasury      shareholders'    Comprehensive
                                     income (loss)        stock            equity          income
                                    ---------------  ---------------  ---------------  --------------
Balance at July 1, 1997 ..........   $    (46,000)    $         --     $  2,895,000
Net income .......................             --               --        3,736,000     $ 3,736,000
Contributions ....................             --               --          252,000
2--to--1 stock split .............             --               --               --
Issuance of common stock
 for minority interest
 acquisition .....................             --               --          890,000
Net proceeds of initial public
 offering ........................             --               --       15,404,000
5% stock dividend ................             --               --               --
Other comprehensive
 income, net of taxes ............         46,000               --           46,000          46,000
                                                                                        -----------
Total comprehensive income                                                              $ 3,782,000
                                     ------------     ------------     ------------     ===========
Balance at June 30, 1998 .........             --               --       23,223,000
Purchase of treasury stock .......             --         (368,000)        (368,000)
Net income .......................             --               --        4,966,000     $ 4,966,000
Other comprehensive loss,
 net of taxes ....................       (485,000)              --         (485,000)       (485,000)
                                                                                        -----------
Total comprehensive income                                                              $ 4,481,000
                                                                                        ===========
5% stock dividend ................             --               --               --
                                     ------------     ------------     ------------
Balance at June 30, 1999 .........       (485,000)        (368,000)      27,336,000
Purchase of treasury stock .......             --       (1,022,000)      (1,022,000)
Net income .......................             --               --        7,195,000     $ 7,195,000
Other comprehensive loss,
 net of taxes ....................       (913,000)              --         (913,000)       (913,000)
                                                                                        -----------
Total comprehensive income                                                              $ 6,282,000
                                     ------------     ------------     ------------     ===========
Balance at June 30, 2000 .........   $ (1,398,000)    $ (1,390,000)    $ 32,596,000
                                     ============     ============     ============

         The accompanying notes are an integral part of this statement.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows

                                                                                       June 30,
                                                                ------------------------------------------------------
                                                                      2000               1999               1998
                                                                ----------------  -----------------  -----------------
OPERATING ACTIVITIES
 Net income ..................................................   $    7,195,000    $    4,966,000     $    3,736,000
 Adjustments to reconcile net income to net cash provided
   by (used in) operating activities
 Amortization of premiums and discounts on loans,
   mortgage--backed securities and investments ...............         (176,000)          (48,000)           201,000
 Provision for loan losses ...................................        3,317,000           713,000            385,000
 Provisions for fraudulent money orders ......................               --           950,000                 --
 Net gain on sale of loans held for sale .....................       (1,634,000)       (3,969,000)        (3,012,000)
 Amortization of goodwill ....................................           85,000            84,000             52,000
 Depreciation and amortization of premises and equipment                250,000           240,000            176,000
 Proceeds from sale of loans held for sale ...................       69,028,000       291,299,000        195,892,000
 Originations of loans held for sale .........................      (44,766,000)     (313,649,000)      (235,025,000)
 Decrease (increase) in accrued interest receivable ..........           53,000        (1,007,000)          (557,000)
 Increase in deferred income taxes ...........................       (1,072,000)         (232,000)          (130,000)
 Increase (decrease) in other liabilities ....................       11,153,000          (500,000)         1,790,000
 Other, net ..................................................          (57,000)       (2,287,000)          (620,000)
                                                                 --------------    --------------     --------------
   Net cash provided by (used in) operating activities .......       43,376,000       (23,440,000)       (37,112,000)
                                                                 --------------    --------------     --------------
INVESTING ACTIVITIES
 Net increase in loans .......................................      (95,896,000)      (67,740,000)       (35,377,000)
 Purchase of investment securities available--for--sale ......       (4,790,000)      (18,151,000)        (2,000,000)
 Purchase of mortgage--backed securities available--for--
   sale ......................................................       (6,505,000)       (7,561,000)        (4,661,000)
 Repayments of principal on investment securities
   available--for--sale ......................................               --         1,000,000          3,527,000
 Repayments of principal on mortgage--backed securities,
   available--for--sale ......................................        1,406,000         4,905,000          5,959,000
 Proceeds from sale of mortgage--backed securities
   available--for--sale ......................................               --         5,287,000          1,915,000
 Proceeds from sale of property acquired through loan
   foreclosure actions .......................................          935,000           273,000            111,000
 Purchases of premises and equipment .........................         (283,000)         (315,000)          (472,000)
                                                                 --------------    --------------     --------------
   Net cash used in investing activities .....................     (105,133,000)      (82,302,000)       (30,998,000)
                                                                 --------------    --------------     --------------
FINANCING ACTIVITIES
 Net increase in deposits ....................................       54,155,000        70,275,000         22,925,000
 Advances from Federal Home Loan Bank, net ...................        9,900,000           650,000         17,700,000
 Proceeds from long--term FHLB advances ......................        5,000,000        30,500,000         25,000,000
 Increase in advance payments by borrowers for taxes and
   insurance .................................................          191,000            71,000            164,000
 (Repayments) from notes payable .............................               --                --         (2,990,000)
 Repayment of securities sold under agreements to
   repurchase ................................................       (3,280,000)               --                 --
 Proceeds from other borrowings ..............................        4,033,000                --                 --
 Purchase of treasury stock ..................................       (1,022,000)         (368,000)                --
 Increase (decrease) in minority interest ....................           56,000                --                 --
 Capital contributions .......................................               --                --            252,000
 Proceeds from initial public offering .......................               --                --         15,404,000
                                                                 --------------    --------------     --------------
   Net cash provided by financing activities .................       69,033,000       101,128,000         78,455,000
                                                                 --------------    --------------     --------------
   Net increase (decrease) in cash and cash equivalents ......        7,276,000        (4,614,000)        10,345,000
Cash and cash equivalents at beginning of year ...............        6,056,000        10,670,000            325,000
                                                                 --------------    --------------     --------------
Cash and cash equivalents at end of year .....................   $   13,332,000    $    6,056,000     $   10,670,000
                                                                 ==============    ==============     ==============

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

     The principal estimates that are susceptible to significant change in the near term relates to the allowance for loan losses and goodwill. The evaluation of the adequacy of the allowance for loan losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations as well as current loan collateral values. However, actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.

     The outstanding goodwill resulted from the purchase of the remaining interest of Crusader Mortgage Corporation. If the anticipated benefits from such purchase are not derived, estimated amortization may increase and/or change for impairment may be recognized.

     The Company follows the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 130, Reporting of Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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

     The Company entered into interest rate swap agreements to manage its sensitivity to interest rate risk. For interest rate risk management swap agreements, interest income or interest expense is accrued over the terms of the agreements and transaction fees are deferred and amortized to interest income or expense over the terms of the agreements. The fair value of interest rate swap agreements used for interest rate risk management are not recognized in the consolidated financial statements.

     In June 1999, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity. Subsequent to SFAS No. 133, the FASB issued SFAS No. 137, which amended the effective date of SFAS No. 133 to be all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

     In June 2000, SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133 was issued. SFAS No. 138 amends SFAS No. 133 for the following items: normal purchases and normal sales exception, hedging the benchmark interest rate, hedging recognized foreign currency-denominated debt instruments and hedging with intercompany derivatives. SFAS No. 138 is required to be adopted concurrently with SFAS No. 133. The Company has reviewed the provisions of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138 and has determined that the fair market value for derivatives held is approximately $91,600 at June 30, 2000

5. Loans and Allowance for Loan Losses

     Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal and reduced by an allowance for loan losses. Interest on loans is accrued and credited to operations based upon the principal amounts outstanding. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible loan losses on existing

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -- (Continued)

loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower's ability to pay.

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

7. Short-term Consumer Loans

     In April, 2000, the Bank began making short-term consumer loans pursuant to a Marketing and Servicing Agreement with NCAS of Pennsylvania, LLC (NCAS) which in September 1999 became a subsidiary of Advance America, Cash Advance Centers, Inc., an entity that has substantial experience in originating short-term consumer loans. In connection with these loans, the Bank advances up to $600 with the loan due date coinciding with the borrower's next payday or date of receipt of a recurring payment. A fee is collected for each advance. This fee is recognized as interest at the time of the disbursement of the funds to the borrower, net of fees to NCAS. The Bank records an allowance for short-term loan losses which is established through a provision for short term loan losses charged to expenses. Short-term consumer loans are generally charged against the allowance when a payment has not been collected within 75 days of the due date or when management believes that the collectiblity is unlikely. The provision recorded is based upon an established percentage of actual charge-offs experience relative to loan volume. The outstanding balance (net of the allowance for short-term loans of $702,000 and $228,000, respectively) at June 30, 2000 and 1999 is $6,500,000 and $4,800,000,
respectively, and is included in loans receivable on the consolidated balance sheet.

8. Other Real Estate Owned

     Other real estate owned (OREO), representing property acquired through foreclosure of loans or secured property tax liens, is recorded at the lower of cost or estimated fair market value, less costs of disposal. When property is acquired, the excess, if any, of the loan balance over fair market value is charged to the allowance for possible loan losses. Periodically thereafter, the asset is reviewed for subsequent declines in the estimated fair market value. Subsequent declines, if any, and holding costs, as well as gains and losses on subsequent sale, are included in the consolidated statements of operations.

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

     The FASB issued, SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. At June 30, 2000 and 1999, the Company and the Bank had no such long-lived assets.

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

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -- (Continued)

14. Supplemental Cash Flow Information

     The Company and the Bank consider cash on hand, amounts due from banks and federal funds sold as cash equivalents. Generally, federal funds are purchased and sold for one-day periods. Other supplemental cash flow information is as follows:

                                                                      June 30,
                                                  ------------------------------------------------
                                                       2000             1999             1998
                                                  --------------   --------------   --------------
   Cash payments for interest .................    $16,951,000      $11,684,000      $ 8,306,000
   Cash payments for income taxes .............        344,000          875,000        1,710,000
   Transfer of loans into property acquired
     through loan foreclosure actions .........      1,670,000          315,000          111,000
   Issuance of stock, for purchase of minority
     interest .................................             --               --          890,000

15. Advertising Costs

     It is the Company's policy to expense advertising costs in the period in which they are incurred. Advertising expense for June 30, 2000, 1999 and 1998 was approximately $26,000, $26,000 and $25,000, respectively.

16. Reclassification

     Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE B -- BANK SUBSIDIARIES

     The Bank has one majority-owned subsidiary and two wholly-owned subsidiaries. They are as follows:

1. Crusader Mortgage Corporation

     In July 1996, the Bank formed CMC for pursuing the origination and acquisition for resale of non-conforming mortgages. Initially, the Bank maintained a 51% controlling interest in CMC, which was subsequently increased to 67.5% in September 1998 and 100% effective November 30, 1998. Effective December 31, 2000, the mortgage banking activities of CMC were consolidated into the Bank's mortgage banking business. The additional interest purchased in September 1998 was purchased for $155,000. The remaining interest purchased in November was exchanged for 150,000 shares of the common stock of the Company and the payment of accrued compensation of $250,000 to the former minority shareholder. These transactions were accounted for under the purchase method of accounting. A total of $1,271,000 of goodwill was recorded and is being amortized over a 15-year period. The agreement further requires that the minority shareholder's shares of common stock be escrowed for three years, with a portion of such shares released on each of three designated dates, and provides for the granting of an irrevocable proxy pursuant to which the shares will be voted in the same proportion as the other outstanding shares of common stock are voted. The agreement also contains certain indemnities in favor of the Company, the Bank, and CMC, and prohibits the minority shareholder from competing with the Company for a period of three years.

2. Other

     Crusader Servicing Corporation, a 60% owned subsidiary that commenced operations in August 1996, acquires, through auction, delinquent property tax liens in certain jurisdictions, assuming a lien position that is generally superior to any mortgage liens on the property and obtaining certain foreclosure rights as defined by local statute. Quest Holding Corporation, a wholly-owned subsidiary, periodically holds title to the real estate

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE B -- BANK SUBSIDIARIES  -- (Continued)

holdings of the Bank acquired through foreclosure, pending resale of such property. Asset Investment Corporation, a wholly owned subsidiary, holds the title to the Bank's multi-family and commercial loan portfolios. Crusader Mortgage Corporation of Delaware (CMC of Delaware), a 51% owned subsidiary that commenced operations in October 1998, had maintained a conforming and nonconforming residential mortgage lending operation in Wilmington, Delaware. National Chinese Mortgage (NCM), a 51% owned subsidiary that commenced operations in December 1998, marketed loans on an affinity group basis to the U.S. Chinese community. CMC of Delaware and NCM were closed in September of 2000 and all remaining operations were transferred into the Bank.

NOTE C -- LOANS HELD FOR SALE

     Loans held for sale are as follows:

                                                                 June 30, 2000
                                         -------------------------------------------------------------
                                                              Gross          Gross
                                                           unrealized     unrealized         Fair
                                              Cost            gains         losses           value
                                         --------------   ------------   ------------   --------------
  Residential mortgage loans .........    $ 9,735,000      $ 115,000         $ --        $ 9,850,000
                                          ===========      =========         ====        ===========


                                                               June 30, 1999
                                        ------------------------------------------------------------
                                                             Gross          Gross
                                                          unrealized     unrealized        Fair
                                             Cost            gains         losses          value
                                        --------------  --------------  ------------  --------------
  Residential mortgage loans .........    $74,708,000     $2,915,000         $ --        $77,623,000
                                          ===========     ===========        ====        ===========

NOTE D -- INVESTMENT SECURITIES

     The amortized cost, unrealized gains and losses, and fair market value of the Bank's available-for-sale and mortgage-backed securities are as follows:

                                                                June 30, 2000
                                       ----------------------------------------------------------------
                                                            Gross           Gross
                                                         unrealized       unrealized          Fair
                                            Cost            gains           losses            value
                                       --------------   ------------   ---------------   --------------
Investment securities
 U.S. Government agencies ..........    $11,144,000         $ --        $   (719,000)     $10,425,000
 Other .............................     10,193,000           --            (791,000)       9,402,000
 FHLB stock ........................      6,485,000           --                  --        6,485,000
                                        -----------         ----        ------------      -----------
                                         27,822,000           --          (1,510,000)      26,312,000
Mortgage-backed securities .........     14,969,000           --            (576,000)      14,393,000
                                        -----------         ----        ------------      -----------
                                        $42,791,000         $ --        $ (2,086,000)     $40,705,000
                                        ===========         ====        ============      ===========

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE D -- INVESTMENT SECURITIES  -- (Continued)

                                                                June 30, 1999
                                       ----------------------------------------------------------------
                                                            Gross           Gross
                                                         unrealized       unrealized          Fair
                                            Cost            gains           losses            value
                                       --------------   ------------   ---------------   --------------
Investment securities
 U.S. Government agencies ..........    $ 8,487,000       $     --       $  (267,000)     $ 8,220,000
 Other .............................      7,932,000         40,000          (216,000)       7,756,000
 FHLB stock ........................      4,478,000             --                --        4,478,000
                                        -----------       --------       -----------      -----------
                                         20,897,000         40,000          (483,000)      20,454,000
Mortgage-backed securities .........     11,073,000          3,000          (317,000)      10,759,000
                                        -----------       --------       -----------      -----------
                                        $31,970,000       $ 43,000       $  (800,000)     $31,213,000
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

                                                             June 30, 2000
                                                    -------------------------------
                                                          Available-for-sale
                                                    -------------------------------
                                                       Amortized          Fair
                                                         cost             value
                                                    --------------   --------------
Investment securities
 Due after one year through five years ..........    $ 2,886,000      $ 2,865,000
 Due after five years through ten years .........      3,493,000        3,306,000
 Due after ten years ............................     14,958,000       13,656,000
Mortgage-backed securities ......................     14,969,000       14,393,000
FHLB stock ......................................      6,485,000        6,485,000
                                                     -----------      -----------
                                                     $42,791,000      $40,705,000
                                                     ===========      ===========

NOTE E -- MORTGAGE-BACKED SECURITIES

     The amortized cost, unrealized gains and losses, and fair market values of the Bank's available-for-sale securities are summarized as follows:

                                                        June 30, 2000
                                --------------------------------------------------------------
                                                    Gross           Gross
                                  Amortized      unrealized      unrealized          Fair
                                     cost           gains          losses            value
                                -------------   ------------   --------------   --------------
Available-for-sale
 FHLMC certificates .........   $   650,000         $ --        $   (20,000)     $   630,000
 GNMA certificates ..........     2,428,000           --            (55,000)       2,373,000
 FNMA certificates ..........    11,891,000           --           (501,000)      11,390,000
                                -----------         ----        -----------      -----------
                                $14,969,000         $ --        $  (576,000)     $14,393,000
                                ===========         ====        ===========      ===========

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE E -- MORTGAGE-BACKED SECURITIES  -- (Continued)

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
                                ===========       =======     ===========     ===========

     Proceeds from the sale of mortgage-backed securities were $-0-, $5,287,000 and $1,915,000 at June 30, 2000, 1999 and 1998, respectively.

NOTE F -- LOANS RECEIVABLE

     Loans receivable are as follows:

                                                                        June 30,
                                                            ---------------------------------
                                                                  2000              1999
                                                            ---------------   ---------------
  Residential one-to-four family mortgage loans .........    $156,879,000      $ 77,775,000
  Multi-family mortgage loans ...........................      26,681,000        24,883,000
  Construction loans ....................................       2,234,000         4,775,000
  Commercial mortgage loans .............................      99,207,000        59,964,000
  Secured property tax liens ............................      27,160,000        13,153,000
  Short-term consumer loans .............................       7,203,000         5,802,000
  Consumer loans -- other ...............................       4,308,000         3,176,000
                                                             ------------      ------------
      Total loans .......................................     323,672,000       189,528,000
   Deferred loan fees and unearned discounts or
    premiums ............................................         606,000           (81,000)
   Allowance for possible loan losses ...................      (3,439,000)       (1,751,000)
                                                             ------------      ------------
      Net loans .........................................    $320,839,000      $187,696,000
                                                             ============      ============

     The Bank had loans outstanding which were secured by real estate and/or deposit accounts to directors and officers of $7,245,000 and $2,949,000 at June 30, 2000 and 1999, respectively. During 2000, $4,862,000 of new loans were made and repayments totaled $566,000. Management of the Bank is of the opinion that these loans were made in the ordinary course of business and on substantially the same terms as those prevailing at the same time for comparable transactions with unrelated parties and do not involve more than normal risk of collectibility or present other unfavorable features.

     Included in loans receivable are non-accrual loans past due 90 days or more in the amounts of $2,725,000 and $2,013,000 at June 30, 2000 and 1999,
respectively. If interest income had been recorded on all non-accrual loans had they been current in accordance with their original terms, income would have increased for the years ended June 30, 2000, 1999 and 1998 by approximately $266,000, $157,000 and $57,000 respectively.

     Also included in loans receivable are loans past due 90 days or more and accruing in the amount of $127,000 and $840,000 at June 30, 2000 and 1999, respectively, which have not been classified as non-accrual due to management's belief that the loans are well-secured and in the process of collection.

     There were no impaired loans at June 30, 2000 and 1999.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE F -- LOANS RECEIVABLE  -- (Continued)

     Activity in the allowance for loan losses (including short-term consumer loans) was as follows:

                                                     Year ended June 30,
                                       -----------------------------------------------
                                            2000              1999            1998
                                       --------------   ---------------   ------------
Balance, beginning of year .........    $  1,751,000      $   857,000      $ 472,000
Provision for loan losses ..........       3,317,000          941,000        385,000
Charge-offs ........................      (1,629,000)         (47,000)            --
                                        ------------      -----------      ---------
Balance, end of year ...............    $  3,439,000      $ 1,751,000      $ 857,000
                                        ============      ===========      =========

NOTE G -- PREMISES AND EQUIPMENT

     Premises and equipment are as follows:

                                                                           June 30,
                                                 Estimated      -------------------------------
                                                useful lives         2000             1999
                                              ---------------   --------------   --------------
Furniture, fixtures and equipment .........   5 to 10 years      $ 1,250,000      $ 1,783,000
 Less accumulated depreciation ............                         (477,000)        (715,000)
                                                                 -----------      -----------
                                                                 $   773,000      $ 1,068,000
                                                                 ===========      ===========

     Depreciation expense for the years ended June 30, 2000, 1999 and 1998 was approximately $250,000, $240,000 and $176,000, respectively.

NOTE H -- DEPOSITS

     Deposits are as follows:

                                                                   June 30,
                                           --------------------------------------------------------
                                                      2000                          1999
                                           ---------------------------   --------------------------
                                            Weighted                      Weighted
                                            interest                      interest
                                              rate          Amount          rate         Amount
                                           ----------   --------------   ---------   --------------
Demand .................................      -- %      $  5,112,000        -- %     $  6,117,000
Money market NOW and Super NOW .........     3.50         11,862,000       4.32        14,036,000
Passbook and statement savings .........     2.75          1,831,000       2.75         1,427,000
                                                        ------------                 ------------
                                                          18,805,000                   21,580,000
Time deposits ..........................     6.29        224,456,000       5.11       167,526,000
                                                        ------------                 ------------
                                                        $243,261,000                 $189,106,000
                                                        ============                 ============

     At June 30, 2000, the scheduled maturities of time deposits are as follows:


2001 ..................................................    $160,568,000
2002 ..................................................      53,796,000
2003 ..................................................       5,740,000
2004 ..................................................       3,166,000
2005 and thereafter ...................................       1,186,000
                                                           ------------
                                                           $224,456,000
                                                           ============

     Included in deposits as of June 30, 2000 and 1999 are deposits greater than $100,000 of approximately $183,688,000 and $93,111,000, respectively.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE I -- BORROWINGS

     Advances from the Federal Home Loan Bank of Pittsburgh (FHLB), which generally have maturities of less than one year, are as follows:

                                                                          June 30,
                                                   ------------------------------------------------------
                                                         2000               1999               1988
                                                   ----------------   ----------------   ----------------
Advances outstanding at end of period ..........     $ 34,700,000       $ 24,800,000       $ 24,150,000
Interest rate at end of period .................             7.08%              5.51%              5.68%
Approximate average amount outstanding .........       42,604,000         12,149,000         14,253,000
Maximum month-end balance ......................       67,700,000         44,700,000         43,500,000
Approximate weighted average rate ..............             6.15%              5.65%              5.89%

     At June 30, 2000 and 1999, long term advances from the FHLB totaled $60,500,000 and $55,500,000, respectively. These advances are collateralized by certain first mortgage loans and mortgage-backed securities. At June 30, 2000 and 1999, long-term securities sold under agreements to repurchase totaled $5,000,000 and $8,280,000, respectively. These repurchase agreements are collateralized by certain mortgage-backed securities.

     At June 30, 2000, outstanding long-term securities sold under agreements to repurchase and advances from the FHLB mature as follows:

                         Securities sold
                        under agreements         FHLB
                          to repurchase        advances
                       ------------------   --------------
2001 ...............       $        --       $        --
2002 ...............         5,000,000                --
2003 ...............                --         3,000,000
2004 ...............                --                --
2005 ...............                --                --
Thereafter .........                --        57,500,000
                           -----------       -----------
                           $ 5,000,000       $60,500,000
                           ===========       ===========

     Other borrowings at June 30, 2000 consist of $1,433,000 under an open-ended line of credit secured by certain marketable securities and $2,600,000 under a $3.5 million line of credit that matures on June 16, 2003. The interest rate on the open-ended line of credit was 7.75% at June 30, 2000, which fluctuates with changes in the broker call rate. The interest rate on the $3.5 million line of credit is at prime minus 1/2%, and at June 30, 2000 was 9.00%.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE J -- INCOME TAXES

     The provision for income taxes is as follows:

                                            Year ended June 30,
                              ------------------------------------------------
                                   2000             1999             1998
                              --------------   --------------   --------------
Current
 Federal ..................    $ 3,966,000      $ 2,743,000      $ 2,034,000
 State and local ..........         39,000          146,000          228,000
                               -----------      -----------      -----------
   Total current ..........      4,005,000        2,889,000        2,262,000
                               -----------      -----------      -----------
Deferred
 Federal ..................       (662,000)        (232,000)        (153,000)
                               -----------      -----------      -----------
   Total deferred .........       (662,000)        (232,000)        (153,000)
                               -----------      -----------      -----------
                               $ 3,343,000      $ 2,657,000      $ 2,109,000
                               ===========      ===========      ===========

     The reconciliation of the statutory federal income tax provision to the actual tax provision is as follows:

                                                                          Years ended June 30,
                                                            ------------------------------------------------
                                                                 2000             1999             1998
                                                            --------------   --------------   --------------
Statutory federal income tax ............................    $ 3,634,000      $ 2,592,000      $ 1,987,000
State and local income taxes, net of federal impact .....         26,000           96,000          165,000
Tax-exempt income .......................................       (139,000)         (77,000)         (25,000)
Goodwill amortization ...................................         29,000           29,000           18,000
Other, net ..............................................       (207,000)          17,000          (36,000)
                                                             -----------      -----------      -----------
 Income tax provision ...................................    $ 3,343,000      $ 2,657,000      $ 2,109,000
                                                             ===========      ===========      ===========

     Deferred tax assets and liabilities consist of the following:

                                                                        June 30,
                                                              -----------------------------
                                                                   2000            1999
                                                              --------------   ------------
Deferred tax assets
 Interest reserve .........................................    $    97,000      $ 104,000
 Provision for loan losses ................................      1,128,000        492,000
 Unrealized loss on securities available-for-sale .........        688,000        278,000
 Basis of property and equipment ..........................             --        (33,000)
                                                               -----------      ---------
   Net deferred tax asset .................................    $ 1,913,000      $ 841,000
                                                               ===========      =========

NOTE K -- SHAREHOLDERS' EQUITY

     On September 14, 1999, the Company declared a 5% stock dividend payable October 14, 1999 to shareholders of record on October 6, 1999. On September 22, 1999, the Company approved a stock repurchase plan for up to 100,000 shares of common stock. Repurchases can be from time to time in open market transactions, block purchases, privately registered transactions or otherwise at prevailing market prices. No time limit has been set for the completion of this program. The Company had previously completed a stock repurchase plan for 107,900 shares that was approved on April 9, 1999. At June 30, 2000 and 1999, the Company had repurchased a total of 159,095 and 40,845 shares at a cost of $1,390,000 and $368,000, respectively.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE K -- SHAREHOLDERS' EQUITY  -- (Continued)

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

NOTE L -- EARNINGS PER SHARE

     The Company's calculation of earnings per share in accordance with SFAS No. 128 is as follows:

                                                                   Year ended June 30, 2000
                                                         --------------------------------------------
                                                             Income           Shares        Per share
                                                          (numerator)     (denominator)      amount
                                                         -------------   ---------------   ----------
Basic earnings per share
 Net income available to common shareholders .........    $ 7,195,000       3,895,000       $  1.85
Effect of dilutive securities
 Options .............................................             --              --            --
                                                          -----------       ---------       -------
Diluted earnings per share
 Net income available to common shareholders plus
   assumed conversions ...............................    $ 7,195,000       3,895,000       $  1.85
                                                          ===========       =========       =======

     Options to purchase 130,312 shares of common stock from $7.75 to $13.61 per share were outstanding during 2000. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

                                                                    Year ended June 30, 1999
                                                         --------------------------------------------
                                                             Income           Shares        Per share
                                                          (numerator)     (denominator)      amount
                                                         -------------   ---------------   ----------
Basic earnings per share
 Net income available to common shareholders .........    $ 4,966,000       4,016,000       $  1.24
Effect of dilutive securities
 Options .............................................             --           4,000            --
                                                          -----------       ---------       -------
Diluted earnings per share
 Net income available to common shareholders plus
   assumed conversions ...............................    $ 4,966,000       4,020,000       $  1.24
                                                          ===========       =========       =======

     Options to purchase 85,113 shares of common stock from $11.31 to $13.61 per share were outstanding during 1999. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE L -- EARNINGS PER SHARE  -- (Continued)

                                                                   Year ended June 30, 1998
                                                         --------------------------------------------
                                                             Income           Shares        Per share
                                                          (numerator)     (denominator)      amount
                                                         -------------   ---------------   ----------
Basic earnings per share
 Net income available to common shareholders .........    $ 3,736,000       3,095,000       $   1.21
Effect of dilutive securities
 Options .............................................             --          13,000         ( 0.01)
                                                          -----------       ---------       --------
Diluted earnings per share
 Net income available to common shareholders plus
   assumed conversions ...............................    $ 3,736,000       3,108,000       $   1.20
                                                          ===========       =========       ========

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

     Financial instruments, the contract amounts of which represent credit risk, include commitments to originate loans of $5,962,000 and $8,239,000 at June 30, 2000 and 1999, respectively, as follows:

                                                                   2000                              1999
                                                      -------------------------------   -------------------------------
                                                           Fixed          Variable           Fixed          Variable
                                                           rate             rate             rate             rate
                                                      --------------   --------------   --------------   --------------
First mortgage loans ..............................    $ 3,158,000      $ 1,632,000      $ 1,417,000      $ 1,447,000
Commercial real estate and multi-family mortgages..        176,000          960,000               --        5,375,000
                                                       -----------      -----------      -----------      -----------
                                                       $ 3,334,000      $ 2,592,000      $ 1,417,000      $ 6,822,000
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

     The Bank loan portfolio consists primarily of one-to-four family residential and commercial real estate loans in the metropolitan Philadelphia area, primarily Delaware, Montgomery, Philadelphia, Bucks and Chester counties in Pennsylvania, as well as southern New Jersey and northern Delaware. The Bank offers both fixed and adjustable rates of interest on these loans which have amortization terms ranging to 30 years. The loans are generally originated on the basis of up to an 80% loan-to-value ratio, which has historically provided the Bank

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE M -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS
          OF CREDIT RISK  -- (Continued)

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

     Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. The Company uses swaps as part of its asset and liability management process with the objective during the past year of converting fixed rate certificates of deposit into LIBOR based floating rate liabilities. This strategy generally will result in a higher cost of funds in rising rate environment and a lower cost of funds if rates should fall. In 2000, the interest rate swaps had the effect of increasing the Company's net interest income by $274,000 as compared to what would have been realized had the Company not entered into the swap agreements.

NOTE N -- COMMITMENTS AND CONTINGENCIES

1. Lease Commitments

     The Bank has entered into non-cancelable operating lease agreements for both branch banking facilities and office space. The lease terms range from 5 to 10 years. The approximate minimum annual rental payments at June 30, 2000, under these leases are as follows:


2001 .........................................................    $  71,000
2002 .........................................................       58,000
2003 .........................................................       48,000
2004 .........................................................       32,000
                                                                  ---------
                                                                  $ 209,000
                                                                  =========

     Rental expense amounted to $180,000, $177,000 and $202,000 for the years ended June 30, 2000, 1999 and 1998, respectively

2. Other

     The Bank is party to certain claims and litigation arising in the ordinary course of business. In the opinion of management, the resolution of such claims and litigation will not materially affect the Bank's consolidated financial position or results of operations.

     During October 1998, one of the Bank's deposit customers (the Bank Depositor) had approximately $1.3 million of dishonored money orders which resulted in its account being deficient by a similar amount. The Bank has initiated a lawsuit in the Court of Common Pleas of Philadelphia County against the money order company which placed the stop payments on the money orders issued, and the Bank Depositor; alleging, among other things, that the money orders were improperly stopped and the Bank was a holder in due course and is therefore entitled to reimbursement. The Bank is seeking reimbursement in the lawsuit. The Bank has also initiated an involuntary bankruptcy proceeding against the Bank Depositor in the United States Bankruptcy Court for the Eastern District of Pennsylvania. The Bank is seeking to have a trustee preserve the assets of the Bank Depositor in order that the Bank may receive partial reimbursement. An order for relief under Chapter 7 of the Bankruptcy Code was granted on March 8, 1999. In December 1998, the Company recorded a pre-tax provision of $950,000 to provide for its potential exposure with respect to the money orders. At June 30, 2000, the Company had a remaining receivable of $275,000 related to this matter. The Company believes its litigation has strong merit; however, the provision was recorded because of the length of time likely to transpire before the litigation is finalized and the potential uncertainty associated therewith.

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

     On December 8, 1997, the Bank's Board of Directors approved an employment agreement with its President. Under the terms of the three-year agreement, he will devote substantially all of his time and effort to conducting the business activities of the Bank as President thereof and will receive an annual salary of $100,000 with an 8% increase as of July 1, 2000. In addition, he is eligible for an annual bonus of up to 30% of his annual compensation. Upon termination from the Bank, he is not permitted to compete with the Bank in any of its businesses in the relevant market areas for such businesses for a specific period following such termination. The President resigned from the Bank effective September 2000 and no severance payment is due to him from the Bank.

NOTE O -- EMPLOYEE BENEFIT PLAN

     The Bank has a 401(k) defined contribution plan covering all employees, as defined under the plan document. Employees may contribute up to 15% of compensation, as defined under the plan document. The Bank can make discretionary contributions. The Bank contributed $22,000, $11,000 and $7,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

NOTE P -- STOCK OPTION PLAN

     The Board of Directors and shareholders adopted a Directors' Stock Option Plan (the Directors' Plan). Certain directors are eligible to receive, at no cost to them, options under the Directors' Plan. Options granted under the Directors' Plan are non-qualified stock options. Options granted under the Directors' Plan are five-year options at the fair market value of the common stock at the time of the grant. Options vest in accordance with the terms of the grant. Upon termination from the Company, except in cases of death, the option shares expire after 30 days. Option shares may be paid in cash, shares of the common stock, or a combination of both. An aggregate of 110,250 shares of common stock have been reserved under the Directors' Plan. At June 30, 2000, 63,657 options were outstanding.

     The Board of Directors and shareholders adopted an Employee Stock Option Plan (the Employee Plan). Employees are eligible to receive, at no cost to them, options under the Employee Plan. Options granted under the Employee Plan are non-qualified stock options. These options are five-year options at the fair market value of the common stock at the time of the grant. Options vest in accordance with the terms of the grant. Upon termination from the Company, except in cases of death, the option shares expire after 30 days. Option shares may be paid in cash, shares of the common stock, or a combination of both. An aggregate of 200,000 shares of common stock have been reserved under the Employee Plan. At June 30, 2000, 66,655 options were outstanding under the Employee Plan.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE P -- STOCK OPTION PLAN  -- (Continued)

     Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                                             Year ended June 30,
                                                            ------------------------------------------------------
                                                                  2000               1999               1998
                                                            ----------------   ----------------   ----------------
Net income ..............................   As reported       $  7,195,000       $  4,966,000       $  3,736,000
                                            Pro forma            7,110,000          4,891,000          3,711,000
Net income per share -- basic ...........   As reported       $       1.85       $       1.24       $       1.21
                                            Pro forma                 1.83               1.22               1.20
Net income per share -- diluted .........   As reported       $       1.85       $       1.24       $       1.20
                                            Pro forma                 1.83               1.22               1.19

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants: dividend yield of 0% in both 2000 and 1999; expected volatility of 22%, 32% and 22% in 2000, 1999 and 1998, respectively; risk-free interest rates of 5.65% in 2000, 4.97 % in 1999 and 5.64% in 1998; and expected lives of five years for all years.

     A summary of the status of the Company's stock option plans as of June 30, 2000, 1999 and 1998 is presented below:

                                                           2000                       1999                      1998
                                                --------------------------  -------------------------  -----------------------
                                                                Weighted                   Weighted                  Weighted
                                                                 average                    average                  average
                                                                exercise                   exercise                  exercise
                                                   Shares         price        Shares        price       Shares       price
                                                ------------  ------------  -----------  ------------  ----------  -----------
Outstanding, beginning of year ...............     128,107     $   12.61      109,919     $   13.06     $     --
Granted ......................................      26,684          8.60       20,944         10.38      109,919       13.06
Forfeited ....................................     (24,479)        11.98       (2,756)        13.61           --          --
Exercised ....................................          --            --           --            --           --          --
                                                   -------                    -------                   --------
Outstanding, end of year .....................     130,312     $   11.91      128,107     $   12.61      109,919    $  13.06
                                                   =======                    =======                   ========
Options exercisable at year-end ..............      84,954                     78,222                         --
                                                   =======                    =======                   ========
Weighted average fair value of options granted
 during the year .............................                 $    2.68                  $    4.04                 $   4.54
                                                               =========                  =========                 ========

     The following table summarizes information about options outstanding at June 30, 2000:

                       Options outstanding                                  Option exercisable
------------------------------------------------------------------   --------------------------------
                                          Weighted                                         Weighted
                         Number            average       Weighted         Number           average
                     outstanding at       remaining       average     outstanding at      remaining
     Range of           June 30,         contractual     exercise        June 30,        contractual
 exercise prices          2000          life (years)       price           2000          life (years)
-----------------   ----------------   --------------   ----------   ----------------   -------------
 $7.75 - 11.25          54,228             3.60          $  9.75         14,241              2.90
 11.26 - 13.61          76,084             2.72            13.45         70,713              2.73
                        ------                                           ------
                       130,312                                           84,954

NOTE Q -- SEGMENT INFORMATION

     In 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 supercedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE Q -- SEGMENT INFORMATION  -- (Continued)

focuses on internal financial information that is used by management to assess performance and to make operating decisions. SFAS No. 131 also requires disclosures about products, services, geographic areas, and major customers. The adoption of SFAS No. 131 had no effect on the Company's results of operations or financial position.

     The Company's reportable segments have been determined based upon internal profitability reporting systems, which are organized by its strategic business units. The Company's reportable segments are the (1) Bank, which for purpose of this Note consists principally of residential and commercial portfolio lending, consumer lending and branch operations; (2) mortgage banking; (3) short-term consumer lending; and (4) secured property tax liens.

     The financial information of the Company's reportable segments have been compiled utilizing the accounting policies described in Note A with the exception that the Company allocates interest expense for the funding of the assets applicable to each segment at internally developed rates which generally approximate the prime lending rate, and in turn credits the Bank segment with such interest. The provision for loan losses is allocated to each segment based largely on management's estimates of loss exposure. In contrast, the level of the consolidated provision is determined by methodologies as described in Note A to assess the overall adequacy for the Company as a whole. Certain types of administrative and corporate expenses are generally not allocated to the segments but instead are included under the Bank. Income tax expense is allocated to the segments based upon the pre-tax income of each segment multiplied by the Company's effective tax rate. Deferred taxes are not allocated to segments. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to generally accepted accounting principles. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions.

                                                                           Short-term        Secured
                                                            Mortgage        consumer        property
                                             Bank           banking          lending        tax liens         Total
                                       ---------------  ---------------  --------------  --------------  ---------------
For the year ended June 30, 2000:
 Net interest income ................   $ 12,067,000      $        --     $ 4,135,000     $ 1,311,000     $ 17,513,000
 Provision for loan losses ..........      1,267,000               --       2,017,000          33,000        3,317,000
 Noninterest income .................        839,000        1,634,000              --          49,000        2,522,000
 Noninterest expenses ...............      2,905,000        2,344,000         125,000         437,000        5,811,000
                                        ------------      -----------     -----------     -----------     ------------
 Income (loss) before taxes .........      8,734,000         (710,000)      1,993,000         890,000       10,907,000
 Income taxes .......................      2,771,000         (225,000)        632,000         165,000        3,343,000
 Minority interest ..................             --               --              --         369,000          369,000
                                        ------------      -----------     -----------     -----------     ------------
 Net income (loss) ..................      5,963,000         (485,000)      1,361,000         356,000        7,195,000
                                        ------------      -----------     -----------     -----------     ------------
Balance at June 30, 2000:
 Interest earning assets ............    340,131,000        9,735,000       7,582,000      27,163,000      384,611,000
 Other assets .......................      6,348,000        1,050,000       1,087,000         652,000        9,137,000
                                        ------------      -----------     -----------     -----------     ------------
 Total assets .......................   $346,479,000      $10,785,000     $ 8,669,000     $27,815,000     $393,748,000
                                        ============      ===========     ===========     ===========     ============

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE Q -- SEGMENT INFORMATION  -- (Continued)

                                                                           Short-term        Secured
                                                           Mortgage         consumer         property
                                            Bank            banking          lending        tax liens          Total
                                       --------------   --------------   --------------   -------------   ---------------
For the year ended June 30, 1999:
 Net interest income ...............   $  9,299,000     $        --       $   348,000     $   660,000     $ 10,307,000
 Provision for loan losses .........        689,000              --           228,000          24,000          941,000
 Noninterest income ................        615,000       3,969,000                --              --        4,584,000
 Noninterest expenses ..............      3,717,000       2,189,000            30,000         211,000        6,147,000
                                       ------------     -----------       -----------     -----------     ------------
 Income before taxes ...............      5,508,000       1,780,000            90,000         425,000        7,803,000
 Income taxes ......................      1,920,000         621,000            31,000          85,000        2,657,000
 Minority interest .................             --              --                --         180,000          180,000
                                       ------------     -----------       -----------     -----------     ------------
 Net income ........................      3,588,000       1,159,000            59,000         160,000        4,966,000
                                       ------------     -----------       -----------     -----------     ------------
Balance at June 30, 1999:
 Interest earning assets ...........    243,627,000      36,661,000         5,574,000      13,811,000      299,673,000
 Other assets ......................      3,654,000       2,650,000           914,000         389,000        7,607,000
                                       ------------     -----------       -----------     -----------     ------------
 Total assets ......................   $247,281,000     $39,311,000       $ 6,488,000     $14,200,000     $307,280,000
                                       ============     ===========       ===========     ===========     ============

                                                                             Secured
                                                           Mortgage         property
                                            Bank            banking         tax liens          Total
                                       --------------   --------------   --------------   --------------
For the year ended June 30, 1998:
 Net interest income ...............   $  5,817,000      $        --      $   219,000     $  6,036,000
 Provision for loan losses .........        379,000               --            6,000          385,000
 Noninterest income ................        301,000        4,712,000               --        5,013,000
 Noninterest expenses ..............      2,027,000        2,680,000           40,000        4,747,000
                                       ------------      -----------      -----------     ------------
 Income before taxes ...............      3,712,000        2,032,000          173,000        5,917,000
 Income taxes ......................      1,339,000          733,000           37,000        2,109,000
 Minority interest .................             --               --           72,000           72,000
                                       ------------      -----------      -----------     ------------
 Net income ........................      2,373,000        1,299,000           64,000        3,736,000
                                       ------------      -----------      -----------     ------------
Balance at June 30, 1998:
 Interest earning assets ...........    158,305,000       34,300,000        4,468,000      197,073,000
 Other assets ......................        519,000        4,439,000            3,000        4,961,000
                                       ------------      -----------      -----------     ------------
 Total assets ......................   $158,824,000      $38,739,000      $ 4,471,000     $202,034,000
                                       ============      ===========      ===========     ============

     The Bank activities are conducted primarily in the metropolitan Philadelphia area. Mortgage banking operations have been conducted principally in the Eastern portion of the United States while secured property tax lien activities are currently concentrated in the states of New Jersey and Connecticut.

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

     Estimated fair values have been determined by the Bank using the best available data and an estimation methodology suitable for each category of financial instrument. The estimation methodologies used, the estimated fair values, and recorded book balances at June 30, 2000 and 1999 are outlined below.

     For cash and due from banks and interest-earning deposits, the recorded book value of approximately $13,332,000 and $6,056,000 approximates fair value at June 30, 2000 and 1999, respectively. The estimated fair values of loans held for sale, investment securities and mortgage-backed securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

     The fair values of loans are estimated based on a discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The carrying value of accrued interest approximates fair value.

                                                                          June 30,
                                             ------------------------------------------------------------------
                                                           2000                              1999
                                             --------------------------------  --------------------------------
                                                Carrying      Estimated fair       Carrying      Estimated fair
                                                 amount            value            amount           value
                                             --------------  ----------------  ---------------  ---------------
Loans held for sale .......................   $  9,735,000     $  9,850,000     $ 74,708,000     $ 77,623,000
Investment and mortgage-backed securities..     40,705,000       40,705,000       31,213,000       31,213,000
Loans .....................................    320,839,000      319,986,000      187,696,000      191,163,000

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

                                                      June 30,
                         -------------------------------------------------------------------
                                       2000                               1999
                         ---------------------------------  --------------------------------
                             Carrying      Estimated fair       Carrying      Estimated fair
                              amount            value            amount           value
                         ---------------  ----------------  ---------------  ---------------
Time deposits .........   $224,456,000      $224,121,000     $167,526,000     $167,309,000

     The fair values of advances from the FHLB and securities sold under agreements to repurchase and other borrowing totalling $95,200,000 and $8,003,000, respectively, at June 30, 2000 and $80,300,000 and $8,289,000,
respectively, at June 30, 1999, are estimated to approximate their recorded book balances.

     There was no material difference between the contract amount and the estimated fair value of off-balance-sheet items which totalled approximately $45,926,000 and $8,239,000 at June 30, 2000 and 1999, respectively, and primarily comprise unfunded loan commitments and interest rate swap agreements which are generally priced at market at the time of funding.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE S -- REGULATORY MATTERS

1. Dividends

     The payment of dividends by the Bank to the Company is prohibited unless the Bank meets specific capital and earning requirements. In general, the regulation divides savings banks into three tiers, according to their ability to meet the current minimum capital requirements.

2. Regulatory Capital

     The results of an examination conducted by The Office of Thrift Supervision (OTS), dated July 12, 1999 resulted in the Bank entering into a Supervisory Agreement with the OTS on April 26, 2000. Provisions of this Agreement require the Bank to, among other items, adhere to the following: (1) comply with specific federal laws and regulations listed in the Agreement (2) improve the Bank's Board of Director's oversight over the operations of the Bank; (3) hire a Chief Executive Officer of the Bank; (4) adopt and implement policies and procedures for its internal audit and internal loan review functions; (5) designate an independent audit committee of no less than three members; (6) adopt and implement written policies and procedures on internal controls and information systems; (7) limit asset growth in any quarter to an amount not to exceed net interest credited on deposit liabilities during the quarter; (8) adopt and implement policies and procedures for credit administration and loan documentation including the identification of problem assets; (9) each Bank subsidiary should comply with laws and regulations. Failure to comply with the provisions included in the Supervisory Agreement would expose the Bank to further regulatory sanctions that may include further restrictions on the Bank's operations.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and core capital (as defined in the regulations) to risk-weighted assets, and of core capital to adjusted assets. Management believes, as of June 30, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

     As of June 30, 2000, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, core risk-based and core leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE S -- REGULATORY MATTERS  -- (Continued)

     A summary of the Bank's capital amounts and ratios as of June 30, 2000 follows:

                                                                                                      To be well capitalized
                                                                                Minimum                    under prompt
                                                                              for capital               corrective action
                                                   Actual                  adequacy purposes                provisions
                                        ----------------------------   --------------------------   --------------------------
                                           Ratio          Amount         Ratio         Amount         Ratio         Amount
                                        ----------   ---------------   ---------   --------------   ---------   --------------
Shareholders' equity and ratio to
 total assets .......................       8.71%     $ 34,120,000
Unrealized loss on investment
 securities, net of taxes ...........                    1,168,000
Goodwill ............................                   (1,050,000)
Minority interest ...................                      286,000
                                                      ------------
Tangible capital and ratio to
 adjusted total assets ..............       8.81      $ 34,524,000         1.5%     $ 5,876,000
                                                      ============                  ===========
Core capital and ratio to adjusted
 total assets .......................       8.81      $ 34,524,000         4.0      $15,670,000         5.0%     $19,588,000
                                                      ============                  ===========                  ===========
Core capital and ratio to risk-
 weighted assets ....................      12.97      $ 34,524,000                                      6.0      $23,505,000
                                                      ============                                               ===========
Allowance for loan and lease losses                      3,439,000
                                                      ------------
Supplementary capital ...............                    3,439,000
                                                      ------------
Total risk-based capital and ratio to
 risk-weighted assets (1) ...........      14.26      $ 37,963,000         8.0      $21,299,000        10.0      $26,623,000
                                                      ============                  ===========                  ===========
Total assets ........................                 $391,032,000
                                                      ============
Adjusted total assets ...............                 $391,753,000
                                                      ============
Risk-weighted assets ................                 $266,232,000
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

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE S -- REGULATORY MATTERS  -- (Continued)

     A summary of the Bank's capital amounts and ratios as of June 30, 1999 follows:

                                                                                                      To be well capitalized
                                                                                Minimum                    under prompt
                                                                              for capital               corrective action
                                                   Actual                  adequacy purposes                provisions
                                        ----------------------------   --------------------------   --------------------------
                                           Ratio          Amount         Ratio         Amount         Ratio         Amount
                                        ----------   ---------------   ---------   --------------   ---------   --------------
Shareholders' equity and ratio to
 total assets .......................       8.97%     $ 27,604,000
Unrealized loss on investment
 securities, net of taxes ...........                      508,000
Goodwill ............................                   (1,135,000)
Minority interest ...................                      230,000
                                                      ------------
Tangible capital and ratio to
 adjusted total assets ..............       8.87      $ 27,207,000         1.5%     $ 4,599,000
                                                      ============                  ===========
Core capital and ratio to adjusted
 total assets .......................       8.87      $ 27,207,000         4.0      $12,263,000         5.0%     $15,328,000
                                                      ============                  ===========                  ===========
Core capital and ratio to risk-
 weighted assets ....................      14.13      $ 27,207,000                                      6.0      $18,394,000
                                                      ============                                               ===========
Allowance for loan and lease losses                      1,523,000
                                                      ------------
Supplementary capital ...............                    1,523,000
                                                      ------------
Total risk-based capital and ratio to
 risk-weighted assets (1) ...........      14.92      $ 28,730,000         8.0      $15,402,000        10.0      $19,252,000
                                                      ============                  ===========                  ===========
Total assets ........................                 $307,704,000
                                                      ============
Adjusted total assets ...............                 $306,569,000
                                                      ============
Risk-weighted assets ................                 $192,519,000
                                                      ============

(1) Does not reflect the interest rate risk component to the risk-based capital requirement, the effective date of which has been postponed.

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE T -- CONDENSED FINANCIAL INFORMATION -- PARENT COMPANY ONLY

     The condensed financial information of the Company is as follows:


                           CONDENSED BALANCE SHEETS

                                                                     June 30,
                                                          ------------------------------
                                                               2000             1999
                                                          --------------   -------------
ASSETS
 Cash and due from banks -- non-interest bearing ......    $   316,000     $    67,000
 Investment securities available for sale .............      2,894,000       2,986,000
 Investment in subsidiaries ...........................     34,120,000      27,627,000
 Other assets .........................................        266,000         120,000
                                                           -----------     -----------
   Total assets .......................................    $37,596,000     $30,800,000
                                                           ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
 Notes payable ........................................    $ 4,469,000     $ 3,336,000
 Other liabilities ....................................        531,000         128,000
 Shareholders' equity .................................     32,596,000      27,336,000
                                                           -----------     -----------
   Total liabilities and shareholders' equity .........    $37,596,000     $30,800,000
                                                           ===========     ===========

                      CONDENSED STATEMENTS OF OPERATIONS

                                                                        Year ended June 30,
                                                          ------------------------------------------------
                                                               2000             1999             1998
                                                          --------------   --------------   --------------
Income
 Equity in undistributed net income of subsidiary .....    $ 7,178,000      $ 4,887,000      $ 3,730,000
 Interest .............................................        371,000          199,000               --
 Management fee .......................................        222,000          222,000          222,000
                                                           -----------      -----------      -----------
                                                             7,771,000        5,308,000        3,952,000
Expenses
 Interest .............................................        339,000          113,000               --
 Compensation .........................................        229,000          218,000               --
 Other ................................................          8,000           11,000          216,000
                                                           -----------      -----------      -----------
                                                               576,000          342,000          216,000
                                                           -----------      -----------      -----------
   Net income .........................................    $ 7,195,000      $ 4,966,000      $ 3,736,000
                                                           ===========      ===========      ===========

                  CRUSADER HOLDING CORPORATION AND SUBSIDIARY

NOTE T -- CONDENSED FINANCIAL INFORMATION -- PARENT COMPANY ONLY
 -- (Continued)

                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                          Year ended June 30,
                                                           --------------------------------------------------
                                                                2000             1999              1998
                                                           --------------   --------------   ----------------
Cash flows from operating activities
 Net income ............................................    $  7,195,000     $  4,966,000     $   3,736,000
 Adjustments to reconcile net income to net cash
   (used in) provided by operating activities
   Decrease (increase) in other assets .................        (146,000)        (107,000)           28,000
   (Decrease) increase in other liabilities ............         402,000           52,000           (17,000)
   Other ...............................................         119,000           (7,000)           49,000
   Equity in undistributed (income) loss of
    subsidiary .........................................      (7,178,000)      (4,887,000)       (3,730,000)
                                                            ------------     ------------     -------------
    Net cash (used in) provided by operating
      activities .......................................         392,000           17,000            66,000
                                                            ------------     ------------     -------------
Cash flows from investing activities
 Investment in subsidiary ..............................              --               --       (12,668,000)
 Purchase of investment securities available for sale           (254,000)      (2,989,000)               --
                                                            ------------     ------------     -------------
   Net cash used in investing activities ...............        (254,000)      (2,989,000)      (12,668,000)
                                                            ------------     ------------     -------------
Cash flows from financing activities
 Proceeds from notes payable to shareholders ...........              --               --        (2,990,000)
 Proceeds from note payable ............................       1,133,000        3,336,000                --
 Capital contributions .................................              --               --           252,000
 Purchase of treasury stock ............................      (1,022,000)        (368,000)               --
 Proceeds from initial public offering .................              --               --        15,404,000
                                                            ------------     ------------     -------------
    Net cash provided by financing activities ..........         111,000        2,968,000        12,666,000
                                                            ------------     ------------     -------------
    Net increase (decrease) in cash and cash
      equivalents ......................................         249,000           (4,000)           64,000
Cash and cash equivalents at beginning of year .........          67,000           71,000             7,000
                                                            ------------     ------------     -------------
Cash and cash equivalents at end of year ...............    $    316,000     $     67,000     $      71,000
                                                            ============     ============     =============

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

    10.10(b)       Subscription and Shareholders' Agreement, dated as of September 16, 1997, by and among
                   Crusader Savings Bank, FSB, Michael D. Kushner, Gregory K. Kushner and Crusader
                   Mortgage Corporation of Delaware.
    10.11(a)       Letter Agreement, dated as of November 7, 1997, among Crusader Savings Bank, FSB and
                   Haiching Zhao, Ph.D.
    10.11(b)       Subscription and Shareholders' Agreement, dated as of December 11, 1997, by and among
                   Crusader Savings Bank, FSB, Haiching Zhao, Ph.D. and National Chinese Mortgage
                   Corporation.
    10.12          Partnership Agreement, dated as of December 19, 1996 by and between Ronald L. Caplan and Quest Holding Company.
    10.13          Supervisory Agreement dated April 26, 2000 by and between the Bank and the OTS.*
    21             Subsidiaries of the Registrant.
    23             Consent of Grant Thornton LLP*
    27             Financial Data Schedule.*

------------
+ Constitutes a management contract or compensatory plan.
* Filed herewith.