Form 10-Q
period 2000-09-30
CRUSADER HOLDING CORP
filed 2000-11-14
CIK 1050992

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    Form 10-Q

        (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended September 30, 2000
                                       OR

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

Common Stock, par value $0.01 per share, 3,858,784 shares outstanding as of November 9, 2000.

                          Crusader Holding Corporation

                            Index to Form 10-Q Report



PART I.  FINANCIAL INFORMATION                                              Page


   Item 1. Financial Statements

   Consolidated Balance Sheets as of September 30, 2000 and June 30, 2000 ... 3

   Consolidated Statements of Income for the three months ended
   September 30, 2000 and 1999 .............................................. 4

   Consolidated Statement of Shareholders' Equity and Comprehensive
   Income for the three months ended as of September 30, 2000 ............... 5

   Consolidated Statements of Cash Flows for the three months ended
   September 30, 2000 and 1999 .............................................. 6

   Notes to Consolidated Financial Statements ............................... 7

   Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations ...................................... 9

   Item 3. Quantitative and Qualitative Disclosures about Market Risk ....... 11

PART II. OTHER INFORMATION


   Item 1. Legal Proceedings ................................................ 13

   Item 2. Changes in Securities and Use of Proceeds ........................ 13

   Item 3. Defaults Upon Senior Securities .................................. 13

   Item 4. Submission of Matters to a Vote of Security Holders .............. 13

   Item 5. Other Information ................................................ 13

   Item 6. Exhibits and Reports on Form 8-K ................................. 13

Item 1.  Financial Statements

Crusader Holding Corporation and Subsidiary
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                   September 30,                   June 30,
                                                                        2000                         2000
                                                                        ----                         ----
                                                                    (Unaudited)
ASSETS
  Cash and cash equivalents                                         $25,398,000                  $13,332,000
  Investment securities available-for-sale                           26,611,000                   26,312,000
  Mortgage-backed securities available-for-sale                      14,357,000                   14,393,000
  Loans held for sale (estimated market value                         8,010,000                    9,735,000
    of $8,108,000 and $9,850,000 at September 30, 2000
    and June 30, 2000, respectively)
  Loans receivable, net                                             317,599,000                  320,839,000
  Accrued interest receivable                                         2,511,000                    2,326,000
  Other real estate owned                                               727,000                    1,149,000
  Premises and equipment, net                                           744,000                      773,000
  Other assets                                                        6,306,000                    4,889,000
                                                                   ------------                 ------------
               Total Assets                                        $402,263,000                 $393,748,000
                                                                   ============                 ============

LIABILITIES

  Deposits                                                         $265,394,000                 $243,261,000
  Advances from Federal Home Loan Bank                               90,000,000                   95,200,000
  Other Borrowings                                                    4,166,000                    9,033,000
  Other liabilities                                                   7,693,000                   13,372,000
                                                                   ------------                 ------------
               Total Liabilities                                    367,253,000                  360,866,000

MINORITY INTEREST                                                       284,000                      286,000

SHAREHOLDERS' EQUITY
  Preferred stock - authorized, 5,000,000 shares of
    $0.01 par value; none outstanding                                       ---                          ---
  Common stock - authorized, 20,000,000 shares of
    $0.01 par value; 3,858,784 and 3,865,034
    shares outstanding at September 30,
    2000 and June 30, 2000, respectively                                 40,240                       40,240
  Additional paid-in capital                                         23,521,510                   23,521,510
  Retained earnings                                                  13,664,250                   11,822,250
  Treasury stock, at cost (165,345 and 159,095 shares at
      September 30, 1999 and June 30, 2000, respectively)            (1,440,000)                  (1,390,000)
  Accumulated other comprehensive loss                               (1,060,000)                  (1,398,000)
                                                                   ------------                 ------------
               Total Shareholders' Equity                            34,726,000                   32,596,000
                                                                   ------------                 ------------
               Total Liabilities and Shareholders' Equity          $402,263,000                 $393,748,000
                                                                   ============                 ============




See accompanying notes to consolidated financial statements

Crusader Holding Corporation and Subsidiary
Consolidated Statements of Income (Unaudited)
--------------------------------------------------------------------------------

                                                                     Three months
                                                                 ended September 30,
                                                               -----------------------
                                                               2000               1999
                                                               ----               ----
INTEREST INCOME
  Loans, including fees                                    $7,619,000         $6,220,000
  Short-term consumer loans, including fees                 1,545,000            741,000
  Investment and mortgage-backed securities                   917,000            651,000
                                                           ----------         ----------
             Total interest income                         10,081,000          7,612,000
                                                           ----------         -----------

INTEREST EXPENSE
  Deposits                                                  4,008,000          2,304,000
  Borrowed funds                                            1,336,000          1,332,000
                                                           ----------         ----------
             Total interest expense                         5,344,000          3,636,000
                                                           ----------         ----------

NET INTEREST INCOME                                         4,737,000          3,976,000

  PROVISION FOR LOAN LOSSES
  Short-term consumer loans                                   741,000            327,000
  Other loans                                                 250,000            300,000
                                                           ----------         ----------
             Total provision for loan losses                  991,000            627,000
                                                           ----------         ----------

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                         3,746,000          3,349,000

NON-INTEREST INCOME
  Service charges on deposit accounts and
    other fees                                                 45,000             30,000
  Mortgage banking revenues                                   106,000            550,000
  Other                                                       151,000            166,000
                                                           ----------         ----------
             Total non-interest income                        302,000            746,000

NON-INTEREST EXPENSES
  Employee compensation and benefits                          417,000            366,000
  Data processing                                              36,000             36,000
  Federal insurance premiums                                   26,000             25,000
  Occupancy and equipment                                     100,000            100,000
  Professional fees                                           106,000             82,000
  Mortgage banking expenses                                   331,000            709,000
  Other operating                                             219,000            163,000
  Goodwill amortization                                        21,000             21,000
                                                           ----------         ----------
             Total non-interest expenses                    1,256,000          1,502,000
                                                           ----------         ----------

INCOME BEFORE INCOME TAX EXPENSE                            2,792,000          2,593,000

INCOME TAX EXPENSE                                            856,000            829,000
                                                           ----------         ----------
    Income before minority interest                         1,936,000          1,764,000
Minority interest                                              94,000             78,000
                                                           ----------         ----------
    NET INCOME                                             $1,842,000         $1,686,000
                                                           ==========         ==========

Net income per share, basic and diluted                    $     0.48         $     0.43
                                                           ==========         ==========

Basic and diluted weighted average shares outstanding       3,859,000          3,927,000
                                                           ==========         ==========

See accompanying notes to consolidated financial statements.

Crusader Holding Corporation and Subsidiary
Consolidated Statement of Shareholders' Equity and Comprehensive Income
For the three months ended September 30, 2000 (Unaudited)
--------------------------------------------------------------------------------

                                                                                                      Accumulated
                                                    Additional                                           Other
                                       Common        paid-in         Treasury         Retained      Comprehensive
                                       stock         capital           Stock          Earnings           Loss
                                       -----         -------           -----          --------           ----
Balance at June 30, 2000            $ 40,240      $23,521,510      ($1,390,000)     $11,822,250      ($1,398,000)

Net unrealized gain (loss) on
  securities available- for-sale           -                -                -                -          338,000

Purchase of treasury stock                 -                -          (50,000)               -                -

Net income                                 -                -                -        1,842,000                -



Total comprehensive income

                                    --------      -----------      ------------     -----------      ------------
Balance at September 30, 2000       $ 40,240      $23,521,510      ($1,440,000)     $13,664,250      ($1,060,000)
                                    ========      ===========      ============     ===========      ============


                                          Total
                                      Shareholders'   Comprehensive
                                         equity           Income
                                         ------           ------
Balance at June 30, 2000             $32,596,000

Net unrealized gain (loss) on
  securities available- for-sale         338,000         $338,000

Purchase of treasury stock               (50,000)

Net income                             1,842,000        1,842,000
                                     -----------       ----------


Total comprehensive income                             $2,180,000
                                     -----------       ==========

Balance at September 30, 2000        $34,726,000
                                     ===========



See accompanying notes to consolidated financial statements.

Crusader Holding Corporation and Subsidiary
Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                                  Three months ended
                                                                                                     September 30,
                                                                                                 ---------------------
                                                                                                 2000             1999
                                                                                                 ----             ----
OPERATING ACTIVITIES
Net income                                                                                  $  1,842,000     $  1,686,000
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
Amortization of premiums and discounts on securities and loans, net                              183,000          (13,000)
Amortization of goodwill                                                                          21,000           21,000
Provision for loan losses                                                                        991,000          627,000
Net gain on sale of loans held for sale                                                         (105,000)        (355,000)
Depreciation and amortization of premises and equipment                                           51,000           81,000
Proceeds from sale of assets held for sale                                                    12,650,000       46,006,000
Originations of loans held for sale                                                          (10,705,000)     (40,217,000)
(Increase) decrease in accrued interest receivable                                              (185,000)          49,000
(Increase) decrease in deferred income taxes                                                     175,000          (76,000)
Other, net                                                                                    (7,143,000)      (1,680,000)
                                                                                            ------------     ------------
    Net cash provided by (used in) operating activities                                       (2,225,000)       6,129,000

INVESTMENT ACTIVITIES
Net decrease (increase) in loans                                                               3,240,000      (20,586,000)
Purchase of investment securities available-for-sale                                            (252,000)      (4,123,000)
Purchase of mortgage-backed securities available-for-sale                                       (262,000)      (3,769,000)
Repayment of principal of investment securities available-for-sale                                     0                0
Repayment of principal of mortgage-backed securities available-for-sale                          288,000          347,000
Repayment of principal of mortgage-backed securities held-to-maturity                                  0                0
Proceeds from the sale of mortgage-backed securities available for sale                                0          683,000
Proceeds from sale of property acquired through loan foreclosure actions                        (422,000)               0
Purchase of premises and equipment                                                               (65,000)         (69,000)
                                                                                            ------------     ------------
    Net cash provided by (used in) investing activities                                        2,527,000      (27,517,000)

FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                           22,033,000       (8,275,000)
Advances (repayments) from Federal Home Loan Bank, net                                       (20,200,000)      23,700,000
(Repayment) proceeds from long-term FHLB advances                                             15,000,000        5,000,000
Proceeds from other borrowings                                                                   133,000                0
Repayment of securities sold under agreements to repurchase                                   (5,000,000)               0
Increase (decrease) in advance payments by borrowers for taxes and insurance                    (150,000)         235,000
Purchase of treasury stock                                                                       (50,000)        (673,000)
Increase (decrease) in minority interest                                                          (2,000)               0
                                                                                            ------------     ------------
    Net cash provided by financing activities                                                 11,764,000       19,987,000

Net increase (decrease) in cash and cash equivalents                                          12,066,000       (1,401,000)

Cash and cash equivalents at beginning of period                                              13,332,000        6,056,000
                                                                                            ------------     ------------

Cash and cash equivalents at end of period                                                  $ 25,398,000     $  4,655,000
                                                                                            ============     ============


See accompanying notes to consolidated financial statements.

Crusader Holding Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three month period ended September 30, 2000 and 1999 is unaudited)
--------------------------------------------------------------------------------
1. BASIS OF PRESENTATION

The unaudited consolidated financial statements as of September 30, 2000, and for the three month periods ended September 30, 2000 and 1999 include the accounts of Crusader Holding Corporation (the "Company") and its wholly-owned subsidiary, Crusader Savings Bank, FSB (the "Bank"), along with the Bank's wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three month period ended September 30, 2000 are not necessarily indicative of results to be anticipated for the full year.


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

In determining the weighted average shares outstanding during the period in the computation of basic and diluted earnings per share, retroactive effect was given to all stock dividends, including the 5% stock dividend paid October 14, 1999. Basic and diluted weighted average shares outstanding were 3,859,000 and 3,927,000 for the three months ended September 30, 2000, and September 30, 1999, respectively.


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

4.  RECENT PRONOUNCEMENTS

None

5.  RECENT LITIGATION

During October 1998, one of the Bank's deposit customers (the "Bank Depositor") had deposited approximately $1.3 million of dishonored money orders which resulted in its account being deficient by a similar amount. The Bank has initiated a lawsuit in the Court of Common Pleas of Philadelphia County against the money order company which placed the stop payments on the money orders issued by the Bank Depositor; alleging, among other things, that the money orders were improperly stopped and the Bank was a holder in due course and is therefore entitled to reimbursement. The Bank is seeking reimbursement in the lawsuit. The Bank has also initiated an involuntary bankruptcy proceeding against the Bank Depositor in the United States Bankruptcy Court for the Eastern District of Pennsylvania. The Bank is seeking to have a trustee preserve the assets of the Bank Depositor in order that the Bank may receive partial reimbursement. An order for relief under Chapter 7 of the Bankruptcy Code was granted on March 8, 1999. In September 1999, the Company recorded a pre-tax provision of $950,000 to provide for its potential exposure with respect to the money orders. At June 30, 2000 the Company has a remaining receivable of $275,000 related to this matter. The Company believes its litigation has strong merit; however, the pre-tax provision was recorded because of the length of time likely to transpire before the litigation is finalized and the potential uncertainty associated therewith.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing on the preceding pages as well as in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. Unaudited results of operations for the three month period ended September 30, 2000 are compared to the unaudited results of operations for the comparable period ended September 30, 1999. Such information is based upon the historical financial information available as of the dates indicated. Results of operations for the three month period ended September 30, 2000 are not necessarily indicative of results to be attained for any other period.

Statements regarding the Company's expectations as to financial results and other aspects of its business set forth herein or otherwise made in writing or orally by the Company may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that might cause or contribute to such differences include, but are not limited to, uncertainty of future profitability, changing economic conditions and monetary policies, uncertainty of interest rates, risks inherent in banking transactions, the impact of recent action to limit the Bank's asset growth and any related future actions by the Office of Thrift Supervision ("OTS"), competition, extent of government regulations, and delay in or failure in obtaining regulatory approvals.

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

FINANCIAL CONDITION

The Company's assets increased to $402.3 million at September 30, 2000 compared to $393.7 million at June 30, 2000. The increase in assets primarily reflects an increase in cash and cash equivalents. At September 30, 2000, the loan portfolio aggregated $317.6 million as compared to $320.8 million at June 30, 2000. Loans held for sale decreased to $8.0 million at September 30, 2000 as compared to $9.7 million at June 30, 2000. Cash and cash equivalents aggregated $25.4 million at September 30, 2000 compared to $13.3 million at June 30, 2000. Deposits were $265.4 at September 30, 2000 as compared to $243.3 million at June 30, 2000, reflecting primarily an increase in certificates of deposit. The increase in deposits was partially used to reduce Federal Home Loan Bank advances to $90.0 million at September 30, 2000 from $95.2 million at June 30, 2000. Shareholders' equity increased by $2.2 million due primarily to net income generated during the period, and a decrease of $338,000 in unrealized losses on securities available for sale. This was partially offset by $50,000 in stock repurchases.

RESULTS OF OPERATIONS

Three months ended September 30, 2000 versus three months ended September 30, 1999. Net income increased to $1.8 million for the three months ended September 30, 2000 as compared to $1.7 million for the comparable prior period. Net interest income increased by $761,000 due primarily to a $60.0 million growth in average interest-earning assets. The Company's net yield on interest-earning assets was 5.09% in both periods. The provision for loan losses was increased to $991,000 for the three months ended September 30, 2000 as compared to $627,000 for the prior year period. Non-interest income decreased by $444,000 due to a decrease in mortgage banking revenues. The reduction in mortgage banking revenues is consistent with the Company's strategy to de-emphasize the origination and resale of nonconforming loans in the current year, and the elimination of the Bank's mortgage banking subsidiaries. Non-interest expenses decreased to $1.3 million as compared to $1.5 million in the prior period, due primarily to a $378,000 decrease in mortgage banking expenses, partially offset by a $132,000 increase in core operating expenses to accommodate the growth in assets.

As a result of a recent examination by the OTS, the Bank has entered into a supervisory agreement with the OTS effective April 26, 2000. Effective for the quarter ended March 31, 2000, the Bank is required to limit its ongoing quarterly asset growth based on the interest credited on its deposits each quarter and certain other factors. The agreement also requires the Bank to enhance its policies and procedures and its management, internal control and audit functions. With a view to the eventual lifting of the asset growth restrictions once the Bank has addressed the OTS examination concerns, the agreement provides for the Bank to submit to the OTS updated prudent asset growth and diversification policies. However, there can be no assurance that the OTS will remove the asset growth restriction in any particular time period. Failure to comply with the provisions of the supervisory agreement could expose the Bank to futher regulatory sanctions that could have a material adverse effect on the Company.

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

Net cash used in operating activities for the three months ended September 30, 2000 was $2.2 million as compared to $6.1 million of net cash provided in the comparable prior year period. The change in net cash provided or used by operating activities primarily relates to the change in the level of loans available-for-sale. Net cash provided by investment activities was $2.5 million, as compared to $27.5 million used for the prior year period. The change primarily relates to the level of the Company's loan portfolio. Net cash provided by financing activities was $11.8 million and $20.0 million for the three months ended September 30, 2000 and 1999, respectively.

The Bank monitors its capital level relative to its business operations and anticipated growth and has continually maintained it at a level which would allow it to be classified as "well-capitalized" under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"). The Bank's capital growth during the period presented has come primarily from internally generated earnings.

The following table sets forth the Bank's regulatory capital levels at September 30, 2000. The company is not subject to regulatory capital requirements.

                                                                 Required for       To Be Well Capitalized
                                                              Capital Adequacy        Corrective Action
                                             Actual                Purposes               Provisions
                                             ------                --------               ----------
                                                            (Dollars in thousands)
                                      Amount       Ratio       Amount     Ratio        Amount      Ratio
                                      ------       -----       ------     -----        ------      -----
Tangible capital                     $36,379       9.12%      $ 5,985      1.50%      $19,951       5.00%
Core capital                         $36,379       9.12%      $15,961      4.00       $23,942       6.00
Risk-based capital                   $39,824      14.45%      $22,049      8.00       $27,562      10.00


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

The nature of the Bank's current operations is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Company nor the Bank owns any trading assets. In connection with its asset and liability management, the Company has in the past entered into interest rate swap arrangements with the FHLB, although no such swaps were outstanding at September 30, 2000. At September 30, 2000, the Bank did not have any hedging transactions in place, such as caps or floors.

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

During October 1998, one of the Bank's deposit customers (the "Bank Depositor") had deposited approximately $1.3 million of dishonored money orders which resulted in its account being deficient by a similar amount. The Bank has initiated a lawsuit in the Court of Common Pleas of Philadelphia County against the money order company which placed the stop payments on the money orders issued by the Bank Depositor; alleging, among other things, that the money orders were improperly stopped and the Bank was a holder in due course and is therefore entitled to reimbursement. The Bank is seeking reimbursement in the lawsuit. The Bank has also initiated an involuntary bankruptcy proceeding against the Bank Depositor in the United States Bankruptcy Court for the Eastern District of Pennsylvania. The Bank is seeking to have a trustee preserve the assets of the Bank Depositor in order that the Bank may receive partial reimbursement. An order for relief under Chapter 7 of the Bankruptcy Code was granted on March 8, 1999. In September 1999, the Company recorded a pre-tax provision of $950,000 to provide for its potential exposure with respect to the money orders. At September 30, 2000 the Company has a remaining receivable of $275,000 related to this matter. The Company believes its litigation has strong merit; however, the pre-tax provision was recorded because of the length of time likely to transpire before the litigation is finalized and the potential uncertainty associated therewith.

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



                                    Crusader Holding Corporation


        Date: November 14, 2000     By: /s/ Thomas J. Knox
                                        ----------------------------------------
                                    Thomas J. Knox
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)




        Date: November 14, 2000     By: /s/ Robert C. Faix
                                        ----------------------------------------
                                    Robert C. Faix
                                    Senior Vice President
                                    (Principal Accounting and Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.                                                       Exhibit
-----------                                                       -------
    27                                                   Financial Data Schedule