Form 10-Q
period 2000-12-31
CRUSADER HOLDING CORP
filed 2001-02-14
CIK 1050992

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

        (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

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

Common Stock, par value $0.01 per share, 3,855,387 shares outstanding as of February 9, 2000.

                          Crusader Holding Corporation

                            Index to Form 10-Q Report


                                                                                                             Page
PART I. FINANCIAL INFORMATION


        Item 1. Financial Statements

        Consolidated Balance Sheets as of December 31, 2000 and June 30, 2000................................. 3

        Consolidated Statements of Income for the three months ended and six months ended December 31, 2000 and 1999........................................................... 4

        Consolidated Statement of Shareholders' Equity and Comprehensive
        Income for the six months ended December 31, 2000..................................................... 5

        Consolidated Statements of Cash Flows for the six months ended December 31, 2000 and 1999............. 6

        Notes to Consolidated Financial Statements............................................................ 7

        Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................................................... 8

        Item 3. Quantitative and Qualitative Disclosures about Market Risk....................................11

PART II........OTHER INFORMATION


        Item 1            Legal Proceedings  .................................................................13

        Item 2.           Changes in Securities and Use of Proceeds ..........................................13

        Item 3.           Defaults Upon Senior Securities.....................................................13

        Item 4.           Submission of Matters to a Vote of Security Holders ................................13

        Item 5.           Other Information...................................................................13

        Item 6.           Exhibits and Reports on Form 8-K ...................................................13

Item 1.  Financial Statements

Crusader Holding Corporation and Subsidiary
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                    December 31,               June 30,
                                                                        2000                     2000
                                                                        ----                     ----
                                                                     (Unaudited)
ASSETS
  Cash and cash equivalents                                          $42,146,000               $13,332,000
  Investment securities available-for-sale                            26,818,000                26,312,000
  Mortgage-backed securities available-for-sale                       14,383,000                14,393,000
  Loans held for sale (estimated market value
      of $7,526,000  and $9,850,000 at December 31, 2000
      and June 30, 2000, respectively)                                 7,438,000                 9,735,000
  Loans receivable, net                                              304,863,000               320,839,000
  Accrued interest receivable                                          2,697,000                 2,326,000
  Other real estate owned                                                633,000                 1,149,000
  Premises and equipment, net                                            711,000                   773,000
  Other assets.                                                        6,660,000                 4,889,000
                                                                    ------------              ------------
               Total Assets                                         $406,349,000              $393,748,000
                                                                    ============              ============

LIABILITIES

  Deposits                                                          $261,677,000              $243,261,000
  Advances from Federal Home Loan Bank                                90,500,000                95,200,000
  Other borrowings                                                     4,142,000                 9,033,000
  Other liabilities                                                   11,469,000                13,372,000
                                                                    ------------              ------------
               Total Liabilities                                     367,788,000               360,866,000

MINORITY INTEREST                                                        302,000                   286,000

SHAREHOLDERS' EQUITY
  Preferred stock - authorized, 5,000,000 shares of
      $0.01 par value; none outstanding                                      ---                       ---
  Common stock - authorized, 20,000,000 shares of
      $0.01 par value; 3,855,387 and 3,865,087
      shares outstanding at December 31,
      2000 and June 30, 2000, respectively                                40,240                    40,240
  Additional paid-in capital                                          23,521,510                23,521,510
  Retained earnings                                                   16,903,250                11,822,250
  Treasury stock, at cost (168,795 and 159,095 shares at
      December 31, 2000 and June 30, 2000, respectively)              (1,465,000)               (1,390,000)
  Accumulated other comprehensive loss                                  (741,000)               (1,398,000)
                                                                    ------------              ------------
               Total Shareholders' Equity                             38,259,000                32,596,000
                                                                    ------------              ------------
               Total Liabilities and Shareholders' Equity           $406,349,000              $393,748,000
                                                                    ============              ============



See accompanying notes to consolidated financial statements

Crusader Holding Corporation and Subsidiary
Consolidated Statements of Income (Unaudited)
--------------------------------------------------------------------------------

                                                                     Three months                         Six months
                                                                  ended December 31,                  ended December 31,
                                                               -----------------------              ---------------------
                                                               2000               1999              2000             1999
                                                               ----               ----              ----             ----
INTEREST INCOME
  Loans, including fees                                    $7,594,000         $6,694,000        $15,213,000       $12,913,000
  Short-term consumer loans, including fees                 2,351,000          1,070,000          3,896,000         1,811,000
  Investment and mortgage-backed securities                 1,026,000            782,000          1,943,000         1,433,000
                                                           ----------         ----------        -----------       -----------
                    Total interest income                  10,971,000          8,546,000         21,052,000        16,157,000
                                                           ----------         ----------        -----------       -----------

INTEREST EXPENSE
  Deposits                                                  4,361,000          2,437,000          8,369,000         4,741,000
  Borrowed funds                                              973,000          1,638,000          2,309,000         2,970,000
                                                           ----------         ----------        -----------       -----------
                    Total interest expense                  5,334,000          4,075,000         10,678,000         7,711,000
                                                           ----------         ----------        -----------       -----------

NET INTEREST INCOME                                         5,637,000          4,471,000         10,374,000         8,446,000

PROVISION FOR LOAN LOSSES
  Short-term consumer loans                                   692,000            558,000          1,433,000           885,000
  Other loans                                                 350,000            350,000            600,000           650,000
                                                           ----------         ----------        -----------       -----------
                   Total provision for loan losses          1,042,000            908,000          2,033,000         1,535,000
                                                           ----------         ----------        -----------       -----------

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                         4,595,000          3,563,000          8,341,000         6,911,000

NON-INTEREST INCOME
  Service charges on deposit accounts and
     other fees                                                36,000             61,000             81,000            91,000
  Mortgage banking revenues                                   279,000            401,000            385,000           951,000
  Other                                                       221,000            187,000            372,000           353,000
                                                           ----------         ----------        -----------       -----------
                    Total non-interest income                 536,000            649,000            838,000         1,395,000

NON-INTEREST EXPENSES
  Employee compensation and benefits                          505,000            463,000            922,000           880,000
  Data processing                                              40,000             37,000             76,000            73,000
  Federal insurance premiums                                   31,000             28,000             57,000            53,000
  Occupancy and equipment                                     111,000            101,000            211,000           213,000
  Professional fees                                            82,000             54,000            188,000           136,000
  Mortgage banking expenses                                   330,000            595,000            661,000         1,303,000
  Other operating                                             193,000            150,000            412,000           250,000
  Goodwill amortization                                        21,000             21,000             42,000            42,000
                                                           ----------         ----------        -----------       -----------
                    Total non-interest expenses             1,313,000          1,449,000          2,569,000         2,950,000
                                                           ----------         ----------        -----------       -----------

INCOME BEFORE INCOME TAX EXPENSE                            3,818,000          2,763,000          6,610,000         5,356,000

INCOME TAX EXPENSE                                            496,000            876,000          1,352,000         1,705,000
                                                           ----------         ----------        -----------       -----------
    Income before minority interest                         3,322,000          1,887,000          5,258,000         3,651,000
Minority interest                                              83,000             85,000            177,000           163,000
                                                           ----------         ----------        -----------       -----------
    NET INCOME                                             $3,239,000         $1,802,000       $  5,081,000        $3,488,000
                                                           ==========         ==========       ============       ===========


Net income per share, basic and diluted                    $    0 .84         $     0.46       $       1.32       $      0.89
                                                           ==========         ==========       ============       ===========

Basic and diluted weighted average shares outstanding       3,858,000          3,906,000          3,859,000         3,916,000
                                                           ==========         ==========       ============       ===========

See accompanying notes to consolidated financial statements.

Crusader Holding Corporation and Subsidiary
Consolidated Statement of Shareholders' Equity and Comprehensive Income
For the six months ended December 31, 2000 (Unaudited)
--------------------------------------------------------------------------------

                                                                                                         Accumulated
                                                     Additional                                             other
                                        Common         paid-in         Treasury         Retained        Comprehensive
                                        stock          capital           stock          earnings        income (loss)
                                        -----          -------           -----          --------        -------------
Balance at June 30, 2000             $ 40,240      $23,521,510      ($1,390,000)     $11,822,250        ($1,398,000)

Net unrealized loss on
  securities available-for-sale           -               -                  -              -               657,000

Purchase of treasury stock                -               -          (  75,000)             -                  -

Net income                                -               -                  -          5,081,000              -

Total comprehensive loss             --------      ----------       ----------       ------------     -------------


Balance at December 31, 2000         $ 40,240      $23,521,510      ($1,465,000)      $16,903,250       ($  741,000)
                                     ========      ===========      ============     ============     ==============

                                [RESTUBBED TABLE]


                                            Total
                                        Shareholders'      Comprehensive
                                            equity            Income
                                            ------            ------
Balance at June 30, 2000               $32,596,000

Net unrealized loss on
  securities available-for-sale           657,000       $   657,000

Purchase of treasury stock                ( 75,000)

Net income                               5,081,000         5,081,000
                                                         -----------

                                                         $ 5,738,000
Total comprehensive loss               -----------       ===========

                                       $38,259,000
Balance at December 31, 2000           ===========



See accompanying notes to consolidated financial statements.

Crusader Holding Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                      Six months ended
                                                                                                         December 31,
                                                                                                   ------------------------
                                                                                                   2000                1999
                                                                                                   ----                ----
OPERATING ACTIVITIES
Net income                                                                                   $  5,081,000         $  3,488,000
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
Amortization of premiums and discounts on securities and loans, net                               (77,000)              79,000
Amortization of goodwill                                                                           42,000               42,000
Provision for loan losses                                                                       2,033,000            1,535,000
Net gain on sale of loans held for sale                                                          (384,000)            (583,000)
Depreciation and amortization of premises and equipment                                           111,000              132,000
Proceeds from sale of assets held for sale                                                     33,214,000           71,969,000
Originations of loans held for sale                                                           (30,533,000)         (58,195,000)
(Increase) decrease in accrued interest receivable                                               (371,000)              74,000
(Increase) decrease in deferred income taxes                                                         -                (431,000)
Other, net                                                                                     (3,990,000)             778,000
                                                                                             ------------         ------------
    Net cash provided by (used in) operating activities                                         5,126,000           18,888,000

INVESTMENT ACTIVITIES
Net (increase) decrease in loans                                                               13,943,000          (51,980,000)
Purchase of investment securities available-for-sale                                                 -              (4,659,000)
Purchase of mortgage-backed securities available-for-sale                                            -              (3,769,000)
Repayment of principal of investment securities available-for-sale                                   -                    -
Repayment of principal of mortgage-backed securities available-for-sale                           576,000              735,000
Proceeds from sale of property acquired through loan foreclosure actions                          516,000              587,000
Purchase of premises and equipment                                                               ( 49,000)            (156,000)
                                                                                             ------------         ------------
    Net cash provided by (used in) investing activities                                        14,986,000          (59,242,000)

FINANCING ACTIVITIES
Net increase in deposits                                                                       18,416,000           19,191,000
Advances (repayments) from Federal Home Loan Bank, net                                         (4,700,000)          37,700,000
(Repayment) proceeds from long-term FHLB advances                                                    -              (6,800,000)
Repayment of securities sold under agreements to repurchase                                    (4,891,000)          (3,280,000)
(Decrease) Increase in advance payments by borrowers for taxes and insurance                      (64,000)             362,000
Purchase of treasury stock                                                                        (75,000)            (808,000)
Increase(decrease) in minority interest                                                            16,000              (10,000)
                                                                                             ------------         ------------
    Net cash provided by financing activities                                                   8,702,000           46,355,000

Net increase (decrease) in cash and cash equivalents                                           28,814,000            6,001,000

Cash and cash equivalents at beginning of period                                               13,332,000            6,056,000
                                                                                             ------------         ------------

Cash and cash equivalents at end of period                                                   $ 42,146,000         $ 12,057,000
                                                                                             ============         ============



See accompanying notes to consolidated financial statements.

Crusader Holding Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three and six month periods ended December 31, 2000 and 1999 is unaudited)
--------------------------------------------------------------------------------
1. BASIS OF PRESENTATION

The unaudited consolidated financial statements as of December 31, 2000, and for the three and six month periods ended December 31, 2000 and 1999 include the accounts of Crusader Holding Corporation (the "Company") and its wholly-owned subsidiary, Crusader Savings Bank, FSB (the "Bank"), along with the Bank's wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three and six month periods ended December 31, 2000 are not necessarily indicative of results to be anticipated for the full year.


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

In determining the weighted average shares outstanding during the period in the computation of basic and diluted earnings per share, retroactive effect was given to all stock dividends, including the 5% stock dividend paid October 14, 1999. Basic and diluted weighted average shares outstanding were 3,858,000 and 3,906,000 for the three months ended December 31, 2000, and December 31, 1999, respectively.


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

4.  RECENT PRONOUNCEMENTS

None

5.  RECENT LITIGATION

During October 1998, one of the Bank's deposit customers (the "Bank Depositor") had deposited approximately $1.3 million of dishonored money orders which resulted in its account being deficient by a similar amount. The Bank has initiated a lawsuit in the Court of Common Pleas of Philadelphia County against the money order company which placed the stop payments on the money orders issued by the Bank Depositor alleging, among other things, that the money orders were improperly stopped and the Bank was a holder in due course and is therefore entitled to reimbursement. The Bank is seeking reimbursement in the lawsuit. The Bank has also initiated an involuntary bankruptcy proceeding against the Bank Depositor in the United States Bankruptcy Court for the Eastern District of Pennsylvania. The Bank is seeking to have a trustee preserve the assets of the Bank Depositor in order that the Bank may receive partial reimbursement. An order for relief under Chapter 7 of the Bankruptcy Code was granted on March 8, 1999. In September 1999, the Company recorded a pre-tax provision of $950,000 to provide for its potential exposure with respect to the money orders. At December 31, 2000 the Company has a remaining receivable of $275,000 related to this matter. The Company believes its litigation has strong merit; however, the pre-tax provision was recorded because of the length of time likely to transpire before the litigation is finalized and the potential uncertainty associated therewith.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing on the preceding pages as well as in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. Unaudited results of operations for the three and six month periods ended December 31, 2000 are compared to the unaudited results of operations for the comparable periods ended December 31, 1999. Such information is based upon the historical financial information available as of the dates indicated. Results of operations for the three and six month periods ended December 31, 2000 are not necessarily indicative of results to be attained for any other period.

Statements regarding the Company's expectations as to financial results and other aspects of its business set forth herein or otherwise made in writing or orally by the Company may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that might cause or contribute to such differences include, but are not limited to, uncertainty of future profitability, changing economic conditions and monetary policies, uncertainty of interest rates, risks inherent in banking transactions, the impact of the action to limit the Bank's asset growth and any related future actions by the Office of Thrift Supervision ("OTS"), the risk of whether the Company will successfully implement its recently announced plan to exit from the short-term consumer lending business and whether the results of operations related to such exit will not be more negatively impacted than anticipated, competition, extent of government regulations, and delay in or failure in obtaining regulatory approvals.


GENERAL

The Company is a holding company operating a federally chartered savings bank. The Bank conducts community banking activities by accepting deposits from the public and investing the proceeds in loans and investment securities. The Company's lending products include conforming and nonconforming credit residential mortgages, consumer and home equity loans, multi-family residential and non-residential real estate loans, SBA loans, and secured property tax liens. The Company announced in December 2000 that it is discontinuing its short-term consumer lending business during the quarter ending March 31, 2001. In order to manage its liquidity and interest rate risk, the Company maintains an investment portfolio consisting of bonds and mortgage-backed securities, most of which are investment quality. The Company's loan and investment portfolios are funded with deposits as well as borrowings from the Federal Home Loan Bank of Pittsburgh ("FHLB") or collateralized borrowings secured by the Company's investment securities. The Company's earnings are largely dependent upon its net interest income (the difference between what it earns on its loans and investments and what it pays on its deposits and borrowings). In addition to net interest income, the Company's net income is impacted by its loan loss provision, non-interest income (mortgage banking revenue and loan, deposit and ATM fees) and non-interest expenses (such as salaries and benefits, professional fees, occupancy cost, deposit insurance premiums and expenses related to mortgage operations).

FINANCIAL CONDITION

The Company's assets increased to $406.3 million at December 31, 2000 compared to $393.7 million at June 30, 2000. The increase in assets primarily reflects a $28.8 million increase in cash and cash equivalents, partially offset by a $15.9 million decrease in loans receivable. At December 31, 2000, the loan portfolio aggregated $304.9 million compared to $320.8 million at June 30, 2000. Loans held for sale decreased to $7.4 million at December 31, 2000 as compared to $9.7 million at June 30, 2000. Cash and cash equivalents aggregated $42.1 million at

December 31, 2000 compared to $13.3 million at June 30, 2000. Deposits were $261.7 million at December 31, 2000 as compared to $243.3 million at June 30, 2000 reflecting primarily an increase in certificates of deposit. FHLB advances decreased to $90.5 million at December 31, 2000 from $95.2 million at June 30, 2000. Shareholders' equity increased by $5.7 million due primarily to net income generated during the period and a decrease of $657,000 in unrealized losses on securities available for sale. These increases were offset by $75,000 of treasury stock purchases.

RESULTS OF OPERATIONS

Three months ended December 31, 2000 versus three months ended December 31, 1999. Net income increased to $3.2 million for the three months ended December 31, 2000 as compared to $1.8 million for the comparable prior period. Net interest income increased by $1.2 million due to a $43.1 million increase in average earning assets and an increase in the net yield on interest-earning assets to 5.99% as compared to 5.36% in the prior year period. The increase in the net yield on interest-earning assets is primarily attributable to the increase in volume of short-term consumer loans. The provision for loan losses was increased to $1.0 million for the three months ended December 31, 2000 as compared to $908,000 for the prior period. Non-interest income decreased by $113,000 due primarily to a decrease in mortgage banking revenues. The reduction in mortgage banking revenues is consistent with the Company's strategy to de-emphasize the origination and resale of nonconforming loans in the current year. Non-interest income for the three months ended December 31, 2000 include a pre-tax gain of $112,000 for the sale of the Company's partnership interest in its 1334 Walnut Street office location. Non-interest expenses decreased to $1.3 million as compared to $1.4 million in the prior year period, due primarily to a $265,000 reduction in mortgage banking expenses, partially offset by a $129,000 increase in core operating expenses.

Six months ended December 31, 2000 versus six months ended December 31, 1999. Net income increased to $5.1 million for the six months ended December 31, 2000 as compared to $3.5 million for the comparable prior period. Net interest income increased by $1.9 million due to a $51.6 million increase in average earning assets and an increase in the net yield on interest-earning assets to 5.54% as compared to 5.23% in the prior year period. The provision for loan losses was increased to $2.0 million for the six months ended December 31, 2000 as compared to $1.5 million for the prior year period. The increase primarily relates to increased short-term consumer lending activity. Non-interest income decreased by $557,000 due primarily to a decrease in mortgage banking revenues. The reduction in mortgage banking revenues is consistent with the Company's strategy to de-emphasize the origination and resale of nonconforming loans in the current year. Non interest expenses decreased to $2.6 million as compared to $3.0 million in the prior year period, due primarily to a $642,000 reduction in mortgage banking expenses, partially offset by a $261,000 increase in core operating expenses.

As a result of the 1999 OTS examination, the Bank has entered into a supervisory agreement with the OTS effective April 26, 2000. Effective for the quarter ended March 31, 2000, the Bank is required to limit its ongoing quarterly asset growth based on the interest credited on its deposits each quarter and certain other factors. The agreement also requires the Bank to enhance its policies and procedures and its management, internal control and audit functions. As a result of the OTS concens, the Bank has not originated any new commerical loans since October 2000. There can be no assurance that the OTS will remove the asset growth restriction in any particular time period or that the OTS will not impose additional regulatory constraints on the Bank. Failure to comply with the provisions of the supervisory agreement could expose the Bank to futher regulatory sanctions that could have a material adverse effect on the Company.

The Bank notified the OTS in December 2000 that it is discontinuing its short-term consumer lending business. This action will be completed during the quarter ended March 31, 2001 and is not expected to result in any special charges to operations. Income from this business segment for the quarters ended December 31, 2000 and 1999 was $1.1 million and $302,000, respectively, based upon the assumptions as set forth in the Company's "Segment Information" disclosure in its June 30, 2000 Annual Report on Form 10-K.

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

Net cash provided by operating activities for the six months ended December 31, 2000 was $5.1 million as compared to $18.9 million of net cash provided in the comparable prior year period. The decrease in net cash provided by operating activities primarily relates to the change in the level of loans available-for-sale. Net cash provided by investment activities was $15.0 million, as compared to $59.2 million used for the prior year period. The change primarily relates to the level of the Company's loan portfolio. Net cash provided by financing activities was $8.7 million and $46.4 million for the six months ended December 31, 2000 and 1999, respectively.

The Bank monitors its capital level relative to its business operations and anticipated growth and has continually maintained it at a level which would allow it to be classified as "well-capitalized" under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"). The Bank's capital growth during the period presented has come primarily from internally generated earnings.

The following table sets forth the Bank's regulatory capital levels at December 31, 2000. The Company is not subject to regulatory capital requirements.

                                                                      Required for          To Be Well Capitalized
                                                                   Capital Adequacy            Corrective Action
                                             Actual                    Purposes                    Provisions
                                             ------                    --------                    ----------
                                                                   (Dollars in thousands)
                                     Amount          Ratio       Amount             Ratio     Amount           Ratio
                                     ------         ------       -------            -----     ------           -----
Tangible capital                     $39,255         9.74%       $ 6,043            1.50%     $20,142          5.00%
Core capital                         $39,255         9.74%       $16,114            4.00%     $24,171          5.00%
Risk-based capital                   $42,731        15.36%       $22,249            8.00%     $27,811         10.00%

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

The nature of the Bank's current operations is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Company nor the Bank owns any trading assets. In connection with its asset and liability management, the Company has in the past entered into interest rate swap arrangements with the FHLB, although no such swaps were outstanding at December 31, 2000. At December 31, 2000, the Bank did not have any hedging transactions in place, such as caps or floors.

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

During October 1998, one of the Bank's deposit customers (the "Bank Depositor") had deposited approximately $1.3 million of dishonored money orders which resulted in its account being deficient by a similar amount. The Bank has initiated a lawsuit in the Court of Common Pleas of Philadelphia County against the money order company which placed the stop payments on the money orders issued by the Bank Depositor alleging, among other things, that the money orders were improperly stopped and the Bank was a holder in due course and is therefore entitled to reimbursement. The Bank is seeking reimbursement in the lawsuit. The Bank has also initiated an involuntary bankruptcy proceeding against the Bank Depositor in the United States Bankruptcy Court for the Eastern District of Pennsylvania. The Bank is seeking to have a trustee preserve the assets of the Bank Depositor in order that the Bank may receive partial reimbursement. An order for relief under Chapter 7 of the Bankruptcy Code was granted on March 8, 1999. In September 1999, the Company recorded a pre-tax provision of $950,000 to provide for its potential exposure with respect to the money orders. At December 31, 2000 the Company has a remaining receivable of $275,000 related to this matter. The Company believes its litigation has strong merit; however, the pre-tax provision was recorded because of the length of time likely to transpire before the litigation is finalized and the potential uncertainty associated therewith.


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



                                            Crusader Holding Corporation


        Date: February 13, 2001             By:    /s/  Thomas J. Knox
                                                   ----------------------------
                                            Thomas J. Knox
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)




        Date: February 13, 2001             By:    /s/  Robert C. Faix
                                                   -----------------------------
                                            Robert C. Faix
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Accounting and
                                            Financial Officer)

                                  EXHIBIT INDEX

               Exhibit No.                               Exhibit
               -----------                               -------
                  27                                     Financial Data Schedule