Form 10-Q
period 2001-03-31
CRUSADER HOLDING CORP
filed 2001-05-11
CIK 1050992

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                                       OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

               Commission file number 23663
                                      -----

                          CRUSADER HOLDING CORPORATION
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                    23-2562545
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                   1230 Walnut Street, Philadelphia, PA 19107
                ------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (215) 893-1500
                ------------------------------------------------
              (Registrant's telephone number, including area code)




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

Common Stock, par value $0.01 per share, 3,855,387 shares outstanding as of May 9, 2001.

                          Crusader Holding Corporation

                            Index to Form 10-Q Report



PART I. FINANCIAL INFORMATION                                                                                Page


        Item 1. Financial Statements

        Consolidated Balance Sheets as of March 31, 2001 and June 30, 2000.................................... 3

        Consolidated Statements of Income for the three months ended and nine months ended March 31, 2001 and 2000............................................................. 4

        Consolidated Statement of Shareholders' Equity and Comprehensive
        Income for the nine months ended March 31, 2001....................................................... 5

        Consolidated Statements of Cash Flows for the nine months ended March 31, 2001 and 2000............... 6

        Notes to Consolidated Financial Statements............................................................ 7

        Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................................................... 9

        Item 3. Quantitative and Qualitative Disclosures about Market Risk....................................12

PART II. OTHER INFORMATION


        Item 1            Legal Proceedings  .................................................................14

        Item 2.           Changes in Securities and Use of Proceeds ..........................................14

        Item 3.           Defaults Upon Senior Securities.....................................................14

        Item 4.           Submission of Matters to a Vote of Security Holders ................................14

        Item 5.           Other Information...................................................................14

        Item 6.           Exhibits and Reports on Form 8-K ...................................................14


Item 1.  Financial Statements

Crusader Holding Corporation and Subsidiary
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                               March 31,        June 30,
                                                                 2001             2000
                                                            -------------    -------------
                                                            (Unaudited)
ASSETS
  Cash and cash equivalents                                 $  51,559,000    $  13,332,000
  Investment securities available-for-sale                     24,494,000       26,312,000
  Mortgage-backed securities available-for-sale                14,238,000       14,393,000
  Loans held for sale (estimated market value
      of $9,082,000 and $9,850,000 at March 31, 2001
      and June 30, 2000, respectively)                          8,992,000        9,735,000
  Loans receivable, net                                       276,567,000      320,839,000
  Accrued interest receivable                                   2,706,000        2,326,000
  Other real estate owned                                         530,000        1,149,000
  Premises and equipment, net                                     728,000          773,000
  Other assets                                                  5,124,000        4,889,000
                                                            -------------    -------------
               Total Assets                                 $ 384,938,000    $ 393,748,000
                                                            =============    =============

LIABILITIES

  Deposits                                                  $ 249,753,000    $ 243,261,000
  Advances from Federal Home Loan Bank                         85,500,000       95,200,000
  Other borrowings                                              4,133,000        9,033,000
  Other liabilities                                             3,301,000       13,372,000
                                                            -------------    -------------
               Total Liabilities                              342,687,000      360,866,000

MINORITY INTEREST                                                 285,000          286,000

SHAREHOLDERS' EQUITY
  Preferred stock - authorized, 5,000,000 shares of
      $0.01 par value; none outstanding                              --               --
  Common stock - authorized, 20,000,000 shares of
      $0.01 par value; 3,855,387 and 3,865,087
      shares outstanding at March 31, 2001
      and June 30, 2000, respectively                              40,240           40,240
  Additional paid-in capital                                   23,521,510       23,521,510
  Retained earnings                                            20,222,250       11,822,250
  Treasury stock, at cost (168,795 and 159,095 shares at
      March 31, 2001 and June 30, 2000, respectively)          (1,465,000)      (1,390,000)
  Accumulated other comprehensive loss                           (353,000)      (1,398,000)
                                                            -------------    -------------
               Total Shareholders' Equity                      41,966,000       32,596,000
                                                            -------------    -------------
               Total Liabilities and Shareholders' Equity   $ 384,938,000    $ 393,748,000
                                                            =============    =============




See accompanying notes to consolidated financial statements

Crusader Holding Corporation and Subsidiary
Consolidated Statements of Income (Unaudited)
--------------------------------------------------------------------------------

                                                              Three months                 Nine months
                                                             ended March 31,             ended March 31,
                                                        -------------------------   -------------------------
                                                           2001           2000          2001         2000
                                                        -----------   -----------   -----------   -----------
INTEREST INCOME
  Loans, including fees                                 $ 7,044,000   $ 7,007,000   $22,257,000   $19,921,000
  Short-term consumer loans, including fees               2,607,000     1,103,000     6,503,000     2,913,000
  Investment and mortgage-backed securities               1,073,000       805,000     3,016,000     2,238,000
                                                        -----------   -----------   -----------   -----------
                    Total interest income                10,724,000     8,915,000    31,776,000    25,072,000
                                                        -----------   -----------   -----------   -----------

INTEREST EXPENSE
  Deposits                                                3,945,000     2,805,000    12,314,000     7,546,000
  Borrowed funds                                            884,000     1,578,000     3,193,000     4,548,000
                                                        -----------   -----------   -----------   -----------
                    Total interest expense                4,829,000     4,383,000    15,507,000    12,094,000
                                                        -----------   -----------   -----------   -----------

NET INTEREST INCOME                                       5,895,000     4,532,000    16,269,000    12,978,000

  PROVISION FOR LOAN LOSSES
  Short-term consumer loans                                 389,000       545,000     1,822,000     1,430,000
  Other loans                                               150,000       250,000       750,000       900,000
                                                        -----------   -----------   -----------   -----------
                   Total provision for loan losses          539,000       795,000     2,572,000     2,330,000
                                                        -----------   -----------   -----------   -----------

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                       5,356,000     3,737,000    13,697,000    10,648,000

NON-INTEREST INCOME
  Service charges on deposit accounts and
     other fees                                              35,000        27,000       116,000       118,000
  Mortgage banking revenues                                 140,000       390,000       525,000     1,341,000
  Other                                                     201,000       133,000       573,000       486,000
                                                        -----------   -----------   -----------   -----------
                    Total non-interest income               376,000       550,000     1,214,000     1,945,000

NON-INTEREST EXPENSES
  Employee compensation and benefits                        506,000       385,000     1,428,000     1,227,000
  Data processing                                            49,000        43,000       125,000       108,000
  Federal insurance premiums                                 33,000        23,000        90,000        70,000
  Occupancy and equipment                                   128,000       101,000       339,000       290,000
  Professional fees                                          83,000       137,000       271,000       273,000
  Mortgage banking expenses                                 356,000       505,000     1,017,000     1,808,000
  Other operating                                           218,000       223,000       630,000       549,000
  Goodwill amortization                                      21,000        21,000        63,000        63,000
                                                        -----------   -----------   -----------   -----------
                    Total non-interest expenses           1,394,000     1,438,000     3,963,000     4,388,000
                                                        -----------   -----------   -----------   -----------

INCOME BEFORE INCOME TAX EXPENSE                          4,338,000     2,849,000    10,948,000     8,205,000

INCOME TAX EXPENSE                                          918,000       841,000     2,270,000     2,546,000
                                                        -----------   -----------   -----------   -----------
    Income before minority interest                       3,420,000     2,008,000     8,678,000     5,659,000
Minority interest                                           101,000       105,000       278,000       268,000
                                                        -----------   -----------   -----------   -----------
    NET INCOME                                          $ 3,319,000   $ 1,903,000   $ 8,400,000   $ 5,391,000
                                                        ===========   ===========   ===========   ===========


Net income per share, basic and diluted                 $     0 .86   $      0.49   $      2.18   $      1.38
                                                        ===========   ===========   ===========   ===========


Basic and diluted weighted average shares outstanding     3,856,000     3,876,000     3,858,000     3,903,000
                                                        ===========   ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

Crusader Holding Corporation and Subsidiary
Consolidated Statement of Shareholders' Equity and Comprehensive Income
For the nine months ended March 31, 2001 (Unaudited)
--------------------------------------------------------------------------------



                                                                                       Accumulated
                                            Additional                                    other            Total
                                 Common       paid-in      Treasury      Retained     Comprehensive    Shareholders'  Comprehensive
                                 stock        capital        stock       earnings     income (loss)        equity        Income
                                 -----        -------        -----       --------     -------------        ------        ------

Balance at June 30, 2000      $ 40,240    $23,521,510   ($1,390,000)   $11,822,250     ($1,398,000)    $32,596,000

Net unrealized loss on
  securities available-
  for-sale                         -             -               -           -           1,045,000       1,045,000   $ 1,045,000

Purchase of treasury stock         -             -       (  75,000)          -               -            ( 75,000)

Net income                         -             -               -       8,400,000           -           8,400,000     8,400,000
                                                                                                                     -----------
Total comprehensive income                                                                                           $ 9,445,000
                              --------    -----------   -----------    -----------    ------------     -----------   ===========
Balance at March 31, 2001     $ 40,240    $23,521,510   ($1,465,000)   $20,222,250    ($   353,000)    $41,966,000
                              ========    ===========   ===========    ===========    ============     ===========



See accompanying notes to consolidated financial statements.

Crusader Holding Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                    Nine months ended
                                                                                         March 31,
                                                                                   2001             2000
                                                                               ------------    ------------

OPERATING ACTIVITIES
Net income                                                                     $  8,400,000    $  5,391,000
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
Amortization of premiums and discounts on securities and loans, net                 136,000          23,000
Amortization of goodwill                                                             64,000          64,000
Provision for loan losses                                                         2,572,000       2,330,000
Net gain on sale of loans held for sale                                            (524,000)       (907,000)
Depreciation and amortization of premises and equipment                             172,000         178,000
Proceeds from sale of assets held for sale                                       48,213,000      95,885,000
Originations of loans held for sale                                             (46,946,000)    (75,500,000)
(Increase) decrease in accrued interest receivable                                 (380,000)       (110,000)
(Increase) decrease in deferred income taxes                                       (374,000)       (450,000)
Other, net                                                                      (10,792,000)        235,000
                                                                               ------------    ------------
    Net cash provided by (used in) operating activities                             541,000      27,139,000

INVESTMENT ACTIVITIES
Net (increase) decrease in loans                                                 43,442,000     (77,613,000)
Purchase of investment securities available-for-sale                                   --        (5,073,000)
Purchase of mortgage-backed securities available-for-sale                              --        (6,505,000)
Repayment of principal of investment securities available-for-sale                2,726,000            --
Repayment of principal of mortgage-backed securities available-for-sale             912,000       1,125,000
Proceeds from sale of property acquired through loan foreclosure actions           (619,000)        681,000
Purchase of premises and equipment                                                 (126,000)       (199,000)
                                                                               ------------    ------------
    Net cash provided by (used in) investing activities                          46,335,000     (87,584,000)

FINANCING ACTIVITIES
Net increase in deposits                                                          6,517,000      23,799,000
Advances (repayments) from Federal Home Loan Bank, net                           (9,700,000)     34,200,000
(Repayment) proceeds from long-term FHLB advances                                      --         8,700,000
Repayment of securities sold under agreements to repurchase                      (4,900,000)     (1,834,000)
(Decrease) Increase in advance payments by borrowers for taxes and insurance       (490,000)         58,000
Purchase of treasury stock                                                          (75,000)       (966,000)
Increase(decrease) in minority interest                                              (1,000)        (12,000)
                                                                               ------------    ------------
    Net cash (used in) provided by financing activities                          (8,649,000)     63,945,000

Net increase (decrease) in cash and cash equivalents                             38,227,000       3,500,000

Cash and cash equivalents at beginning of period                                 13,332,000       6,056,000
                                                                               ------------    ------------

Cash and cash equivalents at end of period                                     $ 51,559,000    $  9,556,000
                                                                               ============    ============



See accompanying notes to consolidated financial statements.

Crusader Holding Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three and nine month periods ended
March 31, 2001 and 2000 is unaudited)

--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements as of March 31, 2001, and for the three and nine month periods ended March 31, 2001 and 2000 include the accounts of Crusader Holding Corporation (the "Company") and its wholly-owned subsidiary, Crusader Savings Bank, FSB (the "Bank"), along with the Bank's wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three and nine month periods ended March 31, 2001 are not necessarily indicative of results to be anticipated for the full year.


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

In determining the weighted average shares outstanding during the period in the computation of basic and diluted earnings per share, retroactive effect was given to all stock dividends, including the 5% stock dividend paid October 14, 1999. Basic and diluted weighted average shares outstanding were 3,856,000 and 3,876,000 for the three months ended March 31, 2001, and March 31, 2000, respectively.


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

4.  RECENT PRONOUNCEMENTS

        None

5.  RECENT LITIGATION

During October 1998, one of the Bank's deposit customers (the "Bank Depositor") had deposited approximately $1.3 million of dishonored money orders which resulted in its account being deficient by a similar amount. The Bank has initiated a lawsuit in the Court of Common Pleas of Philadelphia County against the money order company which placed the stop payments on the money orders issued by the Bank Depositor alleging, among other things, that the money orders were improperly stopped and the Bank was a holder in due course and is therefore entitled to reimbursement. The Bank is seeking reimbursement in the lawsuit. The Bank has also initiated an involuntary bankruptcy proceeding against the Bank Depositor in the United States Bankruptcy Court for the Eastern District of Pennsylvania. The Bank is seeking to have a trustee preserve the assets of the Bank Depositor in order that the Bank may receive partial reimbursement. An order for relief under Chapter 7 of the Bankruptcy Code was granted on March 8, 1999. At March 31, 2001 the Company has a remaining receivable of $275,000 related to this matter. The Company believes its litigation has strong merit.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing on the preceding pages as well as in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. Unaudited results of operations for the three and nine month periods ended March 31, 2001 are compared to the unaudited results of operations for the comparable periods ended March 31, 2000. Such information is based upon the historical financial information available as of the dates indicated. Results of operations for the three and nine month periods ended March 31, 2001 are not necessarily indicative of results to be attained for any other period.

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


GENERAL

The Company is a holding company operating a federally chartered savings bank. The Bank conducts community banking activities by accepting deposits from the public and investing the proceeds in loans and investment securities. The Company's lending products include residential mortgages, home equity loans, multi-family residential and non-residential real estate loans, SBA loans, and secured property tax liens. As announced in December 2000, the Company has discontinued its short-term consumer lending business during the quarter. In order to manage its liquidity and interest rate risk, the Company maintains an investment portfolio consisting of bonds and mortgage-backed securities, most of which are investment quality. The Company's loan and investment portfolios are funded with deposits as well as borrowings from the Federal Home Loan Bank of Pittsburgh ("FHLB") or collateralized borrowings secured by the Company's investment securities. The Company's earnings are largely dependent upon its net interest income (the difference between what it earns on its loans and investments and what it pays on its deposits and borrowings). In addition to net interest income, the Company's net income is impacted by its loan loss provision, non-interest income (mortgage banking revenue and loan, deposit and ATM fees) and non-interest expenses (such as salaries and benefits, professional fees, occupancy cost, deposit insurance premiums and expenses related to mortgage operations).

As previously disclosed, the Company entered into an agreement during the quarter pursuant to which Royal Bank of Pennsylvania will acquire substantially all of the Company's assests and assume its liabilities. The closing of the transaction, which is expected to occur prior to July 31, 2001, is subject to regulatory approval and certain other conditions, including shareholder approval, as set forth in the agreement. The Company anticipates that it will distribute the available proceeds, net of closing costs, as soon as is practicable following the settlement of the transaction.

FINANCIAL CONDITION

The Company's assets decreased to $384.9 million at March 31, 2001 compared to $393.7 million at June 30, 2000. The decrease in assets primarily reflects a $44.3 million decrease in loans receivable, partially offset by a $38.2 million increase in cash and cash equivalents. At March 31, 2001, the loan portfolio aggregated $276.6 million compared to $320.8 million at June 30, 2000. Loans held for sale decreased to $9.0 million at March 31, 2001 as compared to $9.7 million at June 30, 2000. Cash and cash equivalents aggregated $55.6 million at March 31, 2001 compared to $13.3 million at June 30, 2000. Deposits were $249.8 million at March 31, 2001 as compared to $243.3 million at June 30, 2000 reflecting primarily an increase in certificates of deposit. FHLB advances decreased to $85.5 million at March 31, 2001 from $95.2 million at June 30, 2000. Shareholders' equity increased by $9.4 million due primarily to net income generated during the period and a decrease of $1.0 million in unrealized losses on securities available for sale. These increases were offset by $75,000 of treasury stock purchases.

RESULTS OF OPERATIONS

Three months ended March 31, 2001 versus three months ended March 31, 2000. Net income increased to $3.3 million for the three months ended March 31, 2001 as compared to $1.9 million for the comparable prior period. Net interest income increased by $1.4 million due to a $11.7 million increase in average earning assets and an increase in the net yield on interest-earning assets to 6.47% as compared to 5.14% in the prior year period. The increase in the net yield on interest-earning assets is primarily attributable to an increase in short-term consumer loan fees during the quarter. The provision for loan losses was $539,000 for the three months ended March 31, 2001 as compared to $795,000 for the prior period. Non-interest income decreased by $174,000 due primarily to a decrease in mortgage banking revenues. Non-interest expenses were $1.4 million in both the current and prior year periods. A reduction in mortgage banking expenses of $149,000 was offset by an increase in core operating expenses of $105,000.


Nine months ended March 31, 2001 versus nine months ended March 31, 2000. Net income increased to $8.4 million for the nine months ended March 31, 2001 as compared to $5.4 million for the comparable prior period. Net interest income increased by $3.3 million due to a $38.4 million increase in average earning assets and an increase in the net yield on interest-earning assets to 5.84% as compared to 5.20% in the prior year period. The provision for loan losses increased to $2.6 million for the nine months ended March 31, 2001 as compared to $2.3 million for the prior year period. The increase relates to increased short-term consumer lending activity. Non-interest income decreased by $731,000 due primarily to a decrease in mortgage banking revenues. The reduction in mortgage banking revenues is consistent with the Company's strategy to de-emphasize the origination and resale of nonconforming loans in the current year. Non-interest expenses decreased to $4.0 million as compared to $4.4 million in the prior year period, due primarily to a $791,000 reduction in mortgage banking expenses, partially offset by a $366,000 increase in core operating expenses.

As a result of the 1999 OTS examination, the Bank has entered into a supervisory agreement with the OTS effective April 26, 2000. Effective for the quarter ended March 31, 2000, the Bank is required to limit its ongoing quarterly asset growth based on the interest credited on its deposits each quarter and certain other factors. The agreement also requires the Bank to enhance its policies and procedures and its management, internal control and audit functions. As a result of the OTS concens, the Bank has not originated any new commerical loans since October 2000. In addition, the Bank has curtailed its purchase of new tax lein certificates. The OTS has also expressed concern about and is investigating certain possible violations of lending practices, including those with respect to affiliates. There can be no assurance that the OTS will remove the asset growth restriction in any particular time period or that the OTS will not impose additional regulatory constraints on the Bank. Failure to comply with the provisions of the supervisory agreement could expose the Bank to futher regulatory sanctions that could have a material adverse effect on the Company.

As previously disclosed, the Bank has discontinued its short-term consumer lending business. Income from this business segment for the quarters ended March 31, 2001 and 2000 was $1.5 million and $379,000, respectively, based upon the assumptions as set forth in the Company's "Segment Information" disclosure in its June 30, 2000 Annual Report on Form 10-K.

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

Net cash provided by operating activities for the nine months ended March 31, 2001 was $541,000 as compared to $27.1 million of net cash provided in the comparable prior year period. The decrease in net cash provided by operating activities primarily relates to the change in the level of loans available-for-sale. Net cash provided by investment activities was $46.3 million, as compared to $87.6 million used for the prior year period. The change primarily relates to the level of the Company's loan portfolio. Net cash used in financing activities was $8.7 million for the nine months ended March 31, 2000 compared with $63.9 million provided by financing activities for the comparable period last year. The change relates primarily to the change in Federal Home Loan Bank advances.

The Bank monitors its capital level relative to its business operations and anticipated growth and has continually maintained it at a level which would allow it to be classified as "well-capitalized" under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"). The Bank's capital growth during the period presented has come primarily from internally generated earnings.

The following table sets forth the Bank's regulatory capital levels at March 31, 2001. The Company is not subject to regulatory capital requirements.


                                                       Required for        To Be Well Capitalized
                                                    Capital Adequacy          Corrective Action
                                 Actual                 Purposes                Provisions
                                 ------             ----------------       -----------------------
                                                   (Dollars in thousands)
                          Amount       Ratio       Amount       Ratio      Amount         Ratio
                          ------       -----       ------       -----      ------         -----
Tangible capital          $42,044      11.05%     $ 5,708       1.50%     $19,028        5.00%
Core capital              $42,044      11.05%     $15,222       4.00%     $22,833        6.00%
Risk-based capital        $45,182      18.00%     $20,086       8.00%     $25,107       10.00%

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

The nature of the Bank's current operations is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Company nor the Bank owns any trading assets. At March 31, 2001, the Bank did not have any hedging transactions in place, such as caps or floors.

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

During October 1998, one of the Bank's deposit customers (the "Bank Depositor") had deposited approximately $1.3 million of dishonored money orders which resulted in its account being deficient by a similar amount. The Bank has initiated a lawsuit in the Court of Common Pleas of Philadelphia County against the money order company which placed the stop payments on the money orders issued by the Bank Depositor alleging, among other things, that the money orders were improperly stopped and the Bank was a holder in due course and is therefore entitled to reimbursement. The Bank is seeking reimbursement in the lawsuit. The Bank has also initiated an involuntary bankruptcy proceeding against the Bank Depositor in the United States Bankruptcy Court for the Eastern District of Pennsylvania. The Bank is seeking to have a trustee preserve the assets of the Bank Depositor in order that the Bank may receive partial reimbursement. An order for relief under Chapter 7 of the Bankruptcy Code was granted on March 8, 1999. At March 31, 2001 the Company has a remaining receivable of $275,000 related to this matter. The Company believes its litigation has strong merit.


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

               (B)    Reports on Form 8-K

                     On March 13, 2001, the Company filed an 8-K to report that the Company executed an agreement pursuant to which Royal Bank of Pennsylvania, a wholly-owned subsidiary of Royal Bancshares of Pennsylvania, will acquire substantially all of the Company's assets and assume substantially all of its liabilities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Crusader Holding Corporation


Date: May 11, 2001                    By:  /s/  Thomas J. Knox
                                           ----------------------------
                                           Thomas J. Knox
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)




Date: May 11, 2001                    By:  /s/  Robert C. Faix
                                           -----------------------------
                                           Robert C. Faix
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Accounting and
                                           Financial Officer)